Form 10-Q
period 2010-06-30
Venture Lending & Leasing VI, Inc.
filed 2010-08-13
CIK 1482199

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00799

Venture Lending & Leasing VI, Inc.

(Exact Name of Registrant as specified in its charter)

Maryland	27-1682622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2010 North First Street, Suite 310	San Jose, CA 95131
(Address of principal executive offices)	(Zip Code)

(408) 436-8577

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ¨   No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer   ☒        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        Class

Outstanding as of August 12, 2010

Common Stock, $.001 par value

100,000

VENTURE LENDING & LEASING VI, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.

Financial Statements

Statement of Assets and Liabilities (Unaudited)

As of June 30, 2010

Statement of Operations (Unaudited)

For the period from June 29, 2010, commencement of operations, through June 30, 2010

Statement of Changes in Net Assets (Unaudited)

For the period from June 29, 2010, commencement of operations, through June 30, 2010

Statement of Cash Flows (Unaudited)

For the period from June 29, 2010, commencement of operations, through June 30, 2010

Notes to Financial Statements (Unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Item 3.

Quantitative & Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

Item 4T.

Controls and Procedures

PART II -- OTHER INFORMATION

Item 1.

Legal Proceedings

Item 1A.

Risk Factors

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Removed and Reserved

Item 5.

Other Information

Item 6.

Exhibits

SIGNATURES

VENTURE LENDING & LEASING VI, INC.

STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)

AS OF JUNE 30, 2010

June 30, 2010
ASSETS
Loan, at estimated fair value
(Cost of $526,186)	$ 526,186
Cash and cash equivalents	9,465,164
Other assets	7,669

Total assets	9,999,019

LIABILITIES
Accrued management fees	29,394
Accounts payable and other accrued liabilities	193,003

Total liabilities	222,397

NET ASSETS	$ 9,776,622

Analysis of Net Assets:

Capital paid in on shares of capital stock	$ 10,025,000
Return of capital distributions	(85,132)
Accumulated deficit	(163,246)
Net assets (equivalent to $97.77 per share based on
100,000 shares of capital stock outstanding - See Note 6)	$ 9,776,622

See Notes to Financial Statements

VENTURE LENDING & LEASING VI, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2010*

For the Period Ended
June 30, 2010*

INVESTMENT INCOME:
Interest on loan	$ 658
Total investment income	658

EXPENSES:
Management fees	29,394
Organization costs	122,079
Banking and professional fees	7,588
Other operating expenses	4,843
Total expenses	163,904
Net investment loss	(163,246)

Net realized gain (loss) from investments	-
Net change in unrealized gain (loss) from invesments	-
Net realized and unrealized gain (loss) from investments	-

Net decrease in net assets resulting from operations	$ (163,246)
Net decrease in net assets resulting from operations per share	$ (1.63)
Weighted average shares outstanding	100,000

* From June 29, 2010, commencement of operations, through June 30, 2010

See Notes to Financial Statements

VENTURE LENDING & LEASING VI, INC.

STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2010*

For the Period Ended
June 30, 2010 *
Net decrease in net assets resulting from operations:
Net investment loss	$ (163,246)
Net realized gain (loss) from investments	-
Net change in unrealized gain (loss) from investments	-

Net decrease in net assets resulting from operations	(163,246)

Return of capital distributions to shareholder	(85,132)
Capital share transactions	10,000,000

Total increase	9,751,622

Net assets
Beginning of period	25,000

End of period	$ 9,776,622

* From June 29, 2010, commencement of operations, through June 30, 2010

See Notes to Financial Statements

VENTURE LENDING & LEASING VI, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE PERIOD ENDED JUNE 30, 2010*

For the Period Ended June 30, 2010*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$ (163,246)
Adjustments to reconcile net decrease in net assets
resulting from operations to net cash used in operating
activities:
Net increase in other assets and other investments	(7,669)
Net increase in accounts payable, other accrued
liabilities, and accrued management fees	222,397
Origination of loan	(625,000)
Principal payments on loan	98,814
Acquisition of equity securities	(85,132)

Net cash used in operating activities	(559,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from shareholder	10,000,000

Net cash provided by financing activities	10,000,000
Net increase in cash and cash equivalents	9,440,164
CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$ 9,465,164
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$ 85,132

* From June 29, 2010, commencement of operations, through June 30, 2010

See Notes to Financial Statements

1.

ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing VI, Inc. (the “Fund”), was incorporated in Maryland on January 11, 2010 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 and is managed by Westech Investment Advisors, Inc. (“Manager” or “Management”).  One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VI, LLC (the “Company”).  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in January 2010.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations.  The interim results for the period ended June 30, 2010 are not necessarily indicative of what the results would be for a full year.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and money market funds in banks with maturities of 90 days or less.

Interest Income

Interest income on loans is recognized using the effective interest method including amounts from the amortization of discounts resulting from the allocation of amounts ascribed to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Valuation Procedures

The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with this Policy.

The Fund’s loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board of Directors (“Board”) a “Valuation Report,” which details the rationale for the valuation of investments.

Valuation Methods

As of June 30, 2010, the financial statements include nonmarketable investments of $526,186 (or approximately 5% of total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Fair value is the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants.  There is no secondary market for the loans; hence Management determines fair value based on hypothetical markets.  Venture loans are generally held to maturity and are recorded at estimated fair value.  Management determines whether to adjust the estimated fair value of a loan based on a number of factors, including but not limited to the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

Money market funds held as Cash and Cash Equivalents are valued at their most recently posted net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.

Nonaccrual Loans

The Fund’s policy is to place a loan on nonaccrual status when the loan stops performing and Management deems that it is uncertain that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value.

No loans were classified as non-accrual as of June 30, 2010.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

Credit Risks

Most of the companies with which the Fund enters into financing transactions have not achieved profitability, experience substantial fluctuations in their operating results or, in some cases, do not have significant operating revenues.  The ability of these companies to meet their obligations to the Fund, therefore, depends to a significant extent on the willingness of a borrower's equity venture capital investors or outside investors to provide additional equity financing, which in turn depends on the borrower's success in meeting its business plan, the market climate for venture capital investments generally and many other factors.  The companies to which the Fund provides financing frequently engage in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured.  These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects.  The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.

Emerging Company Risks

The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk to the Fund.  Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries.  Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets.  Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements.  Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development.  The circumstances or market conditions under which such companies will seek additional capital is unpredictable.  It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.

Challenges in Financial Markets

The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the past few years, and these conditions may continue into the near future. The Fund’s estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable input available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund’s business and operations. Market turmoil could impact the Fund’s ability to secure a debt facility at terms acceptable to the Fund.  Should the Fund not be able to secure a facility of the size it seeks, the Fund’s ability to utilize leverage to maximize the return it achieves on investments will be impaired.

Market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820  regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years).  The adoption of ASU 2010-06 did not have a material impact on the Fund’s financial statements.  Certain parts of the ASU 2010-06 are not yet effective.  Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Fund’s financial statement disclosures.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and is planning on electing RIC treatment when it files its tax return in 2011.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of June 30, 2010 the Fund had no uncertain tax positions.

3.

SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2010, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the period from June 29, 2010, commencement of operations, through June 30, 2010, the weighted-average interest rate on the performing loan was 22.51%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

The loan as of June 30, 2010 is to a non-affiliate and consists of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/10*	6/30/10	Maturity Date

Other Technology
Coulomb Technologies, Inc.		$526,186	$526,186	6/1/13
Subtotal:	5.4%	$526,186	$526,186

Total: (Cost of $526,186)	5.4%	$526,186	$526,186

* The loan was not classified as non-accrual as of June 30, 2010.

Valuation Hierarchy

The Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Fund’s cash equivalents were valued at the net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets as of June 30, 2010 measured at fair value on a recurring basis:

As of June 30, 2010	Level 1	Level 3	Total
ASSETS:
Loan to borrowers	$ -	$ 526,186	$ 526,186
Cash equivalents	9,440,164	-	9,440,164
Total assets	$ 9,440,164	$ 526,186	$ 9,966,350

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

For the Period Ended
6/30/2010*
Loan to borrowers
Beginning balance	$ -
Acquisitions and originations	625,000
Principal reductions	(98,814)
Ending balance	$ 526,186

* From June 29, 2010, commencement of operations, through June 30, 2010

4.

EARNINGS PER SHARE

Basic earnings per share are computed by dividing net decrease in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net decrease in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5.

MANAGEMENT AND RELATED PARTIES

Management Fees

As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company’s committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on June 29, 2010.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund’s total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $29,394 were recognized as expenses for the period ended June 30, 2010.

Related Parties

Certain officers and directors of the Company also serve as officers and directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a directors & officers insurance policy.

Transactions with Venture Lending & Leasing V, Inc. (“ Fund V”)

The Manager also serves as investment manager for Fund V.  The Fund’s Board of Directors determined that so long as Fund V has capital available to invest in loan transactions with final maturities earlier than December 31, 2015 (the date on which Fund V will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”).  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund V so long as Fund V has capital available to invest.  This percentage may be changed after the final close of capital at which time a determination of the percentage allocation will be made. After February 2011, Fund V no longer is permitted to enter into new commitments to borrowers; however, Fund V will be permitted to fund existing commitments.  While investing the Fund’s capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Although the Fund and Fund V intend to invest in the same companies in the manner described above, the Fund may, at any time, with the approval of its Board of Directors, (i) discontinue investing with Fund V with respect to any or all future investments or (ii) choose to invest in different proportions with Fund V than described above.  In addition, the Fund has no control over Fund V, which is not required to invest with the Fund in any particular proportion or at all, and may choose to discontinue investing with the Fund or to invest in different proportions than described in the preceding paragraph.  In the event that Fund V and the Fund invest other than in the pro rata manner described above (which can occur only with each Board of Directors approval), the Manager may have a conflict of interest in determining which of Fund V and the Fund will invest in a particular company and, if both, in what proportions.  The Fund may also engage in loan transactions with, or make equity investments in, companies that are preexisting borrowers from Fund V or its predecessor funds.

To the extent that clients, other than Fund V, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund’s Board of Directors (including a majority of the disinterested directors).

Intercreditor Agreements

In each transaction in which both the Fund and Fund V invest, it is expected that the Fund and Fund V will enter into an intercreditor agreement pursuant to which the Fund and Fund V will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and Fund V pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

6.

CAPITAL STOCK

As of June 30, 2010, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2010 is $214.6 million.  Total contributed capital to the Company through June 30, 2010 was $16.1 million, of which $10.0 million was contributed to the Fund.  Subsequent to quarter-end, additional commitments of capital to the Company in the amount of $79.4 million were received (See Note 8).

The chart below shows the distributions of the Fund for the period from June 29, 2010, commencement of operations, through June 30, 2010.

For the Period Ended
6/30/2010*
Cash distributions	$ -
Distributions of equity securities	85,132

Total distributions to shareholder	$ 85,132

* From June 29, 2010, commencement of operations, through June 30, 2010

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

7.  FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are not annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

For the Period Ended June 30, 2010*

Total return	(1.64%)

Per share amounts:
Net asset value, beginning of period	$0.25
Net investment loss	(1.63)
Net increase (decrease) in net assets from operations	(1.63)
Capital contributions	100.00
Return of capital to shareholder	(0.85)

Net asset value, end of period	$97.77

Net assets, end of period	$9,776,622

Ratios to average net assets:

Expenses	1.66%
Net investment loss	(1.65%)

* From June 29, 2010, commencement of operations, through June 30, 2010

8.  SUBSEQUENT EVENTS

Subsequent to June 30, 2010, additional capital commitments of $79.4 million were made to the Company. Subsequent events have been reviewed through August 12, 2010.  No additional disclosure is required.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of Venture Lending & Leasing VI, Inc. (the “Fund”) with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund’s control.  All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.  The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The Fund is 100% owned by Venture Lending & Leasing VI, LLC (the “Company”).  The Fund's shares of Common Stock, $.001 par value were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares.  The Fund's shareholder may make additional capital contributions to the Fund.

In addition to the historical information contained herein, this Quarterly Report on Form 10-Q contains certain forward-looking statements.  The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Fund's actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition.  This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund’s portfolio is expected to become well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund’s capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On June 29, 2010, the Fund completed its first closing of capital, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code with the filing of its federal corporate income tax return for either 2010 or 2011.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund’s shareholder to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code.  If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax.  There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

The Fund's investment objective is to achieve a superior risk adjusted investment returns.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  Since inception, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to venture capital backed technology companies.  The borrower’s ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid.  Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

Critical Accounting Policies

We identified the most critical accounting principles upon which our financial statements depend and determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  The two critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund’s financial statements (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates which would affect net income as well as assets.

Results of Operations –For the period ended June 30, 2010

The Fund did not commence operations until June 29, 2010, thus only data for 2010 will be presented.

Total investment income for the period from June 29, 2010, commencement of operations, through June 30, 2010 was less than $0.1 million, which consisted of interest on the venture loan outstanding.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets (if any).

Management fees for the period from June 29, 2010, commencement of operations, through June 30, 2010 were $29,394. Management fees are calculated as 2.5 percent of the committed capital.

Total organizational cost for the period from June 29, 2010, commencement of operations, through June 30, 2010 was $0.1 million.  The banking and professional fees for the three months ended June 30, 2010 was less than $0.1 million.  The banking and professional fees was comprised of legal and organizational costs.

Total other operating expenses for the period from June 29, 2010, commencement of operations, through June 30, 2010 was less than $0.1 million.

Net investment loss for the period from June 29, 2010, commencement of operations, through June 30, 2010 was $(0.2) million.

Net decrease in net assets resulting from operations for the period from June 29, 2010, commencement of operations, through June 30, 2010 was $(0.2) million.  On a per share basis, the net decrease in net assets resulting from operations was $(1.63) for the period from June 29, 2010, commencement of operations, through June 30, 2010.

Liquidity and Capital Resources – June 30, 2010

Total capital contributed to the Fund was $10.0 million as of June 30, 2010. Committed capital to the Company at June 30, 2010 was $214.6 million, of which $16.1 million has been called.  The remaining $198.5 million in committed capital as of June 30, 2010 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called. Subsequent to quarter-end, additional commitment of capital to the Company in the amount of $79.4 million was received (See Note 8).

As of June 30, 2010, 94.7% of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in a venture loan during the period ended June 30, 2010.  Amounts disbursed under the Fund's loan commitments totaled approximately $0.6 million during the period ended June 30, 2010.  Net loan amounts outstanding after amortization and fair market adjustment increased by approximately $0.5 million for the same period.  Unexpired, unfunded commitments totaled approximately $17.8 million as of June 30, 2010.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding – Fair Value	Unexpired Unfunded Commitments
June 30, 2010	$0.6 million	$0.1million	$0.5 million	$17.8 million

Venture loans are privately negotiated transactions.  Investments in these assets are relatively illiquid.  It is the Fund’s experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder.  To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Fund's business activities contain elements of risk.  The Fund considers the principal types of market risk to be interest rate risk and credit risk.  The Fund considers the management of risk essential to conducting its business and to maintaining profitability.  Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund anticipates managing its credit risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund generally distributes all equity securities upon receipt to the Company.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities.  The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the period ended June 30, 2010.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Item 4.  Controls and Procedures:

See response to Item 4T.

Item 4T.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this quarterly report on Form 10-Q, the Fund's chief executive officer and chief financial officer conducted an evaluation of the Fund's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934).  Based upon this evaluation, the Fund's chief executive officer and chief financial officer concluded that the Fund's disclosure controls and procedures were effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls:

There were no changes in the Fund's internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report on Form 10-Q.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business.  While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation.  Management is not aware of any pending legal proceedings involving the Fund.

Item 1A.

Risk Factors

GENERAL

Reliance on Management.  The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's

Board of Directors.  Although the principals of the Manager have over 60 years' of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective.  Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies.  The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund.  Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.

Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company’s offering of membership interest) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution).  The Fund's Articles of Incorporation provide that, on December 31, 2020, the Fund automatically will be dissolved without any action by its shareholders.  From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder.  Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2018, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date.  Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market.  As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution.  In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders.  In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

Competition.  Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund.  Competition could increase given the low barriers to entry in the industry.  Additionally, the Fund's need to comply with provisions of the Investment Company Act of 1940 Act (the “1940 Act”) pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict the Fund's flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.

Convertible Debt.  Convertible debt instruments issued by public and late-stage private companies comprise some of the special situations in which the Fund invests.  Convertible debt generally offers lower interest yields than non-convertible debt of similar quality.  The market value of convertible debt tends to decline as interest rates increase and, conversely, to increase as interest rates decline.  However, the market value of convertible debt often reflects the market price of common stock of the issuing company when that stock price is greater than the conversion price of the convertible debt.  The conversion price is the predetermined price at which the debt instrument could be exchanged for the associated stock.  As the market price of the underlying common stock declines, the price of the convertible debt tends to be influenced more by the yield of the debt instrument.  Thus, it may not decline in price to the same extent as the underlying common stock.

Subordinated Debt.  Part of the special situations in which the Fund invests consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities.  Investments in high-yield securities involve substantial risk of loss.  Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as "junk debt" and are considered speculative with respect to the issuer's ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic or business developments.  The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.

Leverage.  The Fund intends to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans.  Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "Asset Coverage" of at least 200%.  "Asset Coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.  The 1940 Act also requires that, if the Fund borrows money, provision be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200%.  If the Fund is unable to pay dividends or distributions in the amounts required under the Internal Revenue Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.

The use of leverage increases investment risk.  The Fund's use of leverage is premised upon the expectation that the Fund's all-in borrowing costs will be lower than the return the Fund achieves on its investments.  To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund's overall return will be greater than if leverage had not been used.  Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated.  Furthermore, since the calculation of the investment management fee paid to the Manager is based in part on a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred.  It is expected that lenders will require that the Fund pledge portfolio assets as collateral for borrowings, and require that the Company provide guarantees of the debt facility.  If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.

Lenders are expected to require the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund’s lenders charge cannot be perfectly hedged, and there may be a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.

Regulation.  The Fund has elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act.  Although BDCs are now exempt from registration under the 1940 Act and are relieved from compliance with many provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs.  Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments.  While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund's objectives or manner of operation.

Litigation.  The Fund could be subject to litigation by borrowers, based on theories of “breach of contract to lend” or "lender liability" or otherwise, in connection with its loan and investment transactions.  The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming.

Tax Status.  The Fund must meet a number of requirements, described under "Federal Income Taxation," to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify.  For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might be difficult to meet if the borrowers under some loans draw down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund's operations.  If the Fund experiences difficulty in meeting the diversification requirement for any quarter of its taxable year, it might accelerate capital calls or borrowings in order to increase the portion of the Fund's total assets represented by cash, cash items and U.S.  government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement.  However, the Fund would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund's return.  Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions.  Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund.

Allocation of Expenses.  If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company.  These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive.  Such allocated expenses may be deductible by an individual Member as a miscellaneous itemized deduction, subject to the limitation on miscellaneous itemized deductions not exceeding 2% of adjusted gross income to the extent the Fund is not engaged in a trade or business.

Calculation of Investment Management Fee.  Following the second anniversary of the first closing of the offering of membership interests in the Company, the Management Fee will be computed and paid quarterly, at an annual rate equal to the greater of: (i) 2.5% of the total value of the assets of the Fund (including amounts derived from borrowed funds), as of the last day of each such fiscal quarter.  The foregoing calculation of the Management Fee could result in the fee being disproportionately large relative to the value of the Fund’s portfolio if the total assets of the Fund during such period are low compared to the committed equity capital of the Company.

INVESTMENT RISKS

International Investments.  The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies.  Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.  Additionally, as discussed under “Remedies Upon Default” below, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country.

Credit Risks.  Most of the companies with which the Fund enters into financing transactions have not achieved profitability, experience substantial fluctuations in their operating results or, in some cases, do not have significant operating revenues.  The ability of these companies to meet their obligations to the Fund, therefore, depends to a significant extent on the willingness of a borrower's equity venture capital investors or outside investors to provide additional equity financing, which in turn depends on the borrower's success in meeting its business plan, the market climate for venture capital investments and many other factors.  The companies to which the Fund provides financing frequently engage in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured.  These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects.  The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.

Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower.  The Fund can experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment.  The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund’s loans, although that security interest may extend to the borrower’s other assets in which another lender might have a senior or parity security interest.  On occasion, the Fund will make loans to a borrower that has one or more other secured lenders (including the Fund’s immediate predecessor, Venture Lending & Leasing V, Inc. (“Fund V”)).  In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund’s flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral.  In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive a broader lien on substantially all of the borrower’s assets, including its intellectual property.

The Fund utilizes certain of its funds in investments that involve the financing of equipment assets.  Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations.  In addition, although borrowers are required under the transaction documents to provide customary insurance for the assets underlying a loan, and are prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non-compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances.  Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets.  The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights.  In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral.  Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.

Emerging Company Risks.  The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk to the Fund.  Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries.  Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets.  Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements.  Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development.  The circumstances or market conditions under which such companies will seek additional capital is unpredictable.  It is possible that one or more of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.

Privately-held Company Risks.  The Fund invests primarily in privately-held companies.  Generally, very little public information exists about these companies and the Fund is required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies.  Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company.  Also, these companies frequently have less diverse product lines and smaller market presence than larger companies.  They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.

Global Economic Risks.  The ability of the Fund to provide an acceptable return may be adversely affected by economic and business factors to which the U.S. marketplace is subject.  These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of further terrorist attacks against the United States; the effects of strikes, labor disputes and foreign political unrest; and uncertainty of the recovery of the U.S. economy.

Speculative Nature of Warrants and Equity Investments.  The value of the warrants that the Fund generally receives in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised.  The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company's business strategy and the growth of its earnings, but also depends on general economic and equity market conditions.  The prospects for achieving consistent profitability in the case of many companies in which the Fund invests are speculative.  The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally are restricted securities that cannot readily be sold for some period of time.  If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund would permit the warrant to expire unexercised and the warrant would then have no value.

Illiquidity of Investments.  Substantially all of the Fund’s portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist.  Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions.  Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold.  Convertible and subordinated debt investments may also be privately negotiated transactions.  In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquirer.  The feasibility of such transactions depends upon the entity's financial results as well as general economic and equity market conditions.  Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities.  When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.

Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund’s policy as approved by the Board of Directors.  This value will not necessarily reflect the value of the assets which may be realized upon a sale.

Non-Diversified Status.  The Fund is classified as a “non-diversified” investment company under the 1940 Act.  The Fund qualifies as a RIC under the Internal Revenue Code and will thereafter seek to continually meet the diversification standards there-under.  Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.

Challenges in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the past few years, and these conditions may continue into the future. The Fund’s estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable input available to management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund’s business and operations.  Market turmoil could impact the Fund’s ability to secure a debt facility at terms acceptable to the Fund.  Should the Fund not be able to secure a facility of the size it seeks, the Fund’s ability to utilize leverage to maximize the return it achieves on investments will be impaired.

Market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing V, Inc. (“Fund V”).  The Manager also serves as investment manager for Fund V.  The Fund’s board of directors determined that so long as Fund V has capital available to invest in loan transactions with final maturities earlier than December 31, 2015 (the date on which Fund V will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”).  Initially the amount of each Investment was allocated 50% to the Fund and 50% to Fund V so long as Fund V has capital available to invest.  This percentage may be changed after the final close of capital at which time a determination of the percentage allocation will be made. After February 2011, Fund V no longer is permitted to enter into new commitments to borrowers; however, Fund V will be permitted to fund existing commitments.  While investing the Fund’s capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Although the Fund and Fund V intend to invest in the same companies in the manner described above, the Fund may, at any time, with the approval of its Board of Directors, (i) discontinue investing with Fund V with respect to any or all future investments or (ii) choose to invest in different proportions with Fund V than described above.  In addition, the Fund has no control over Fund V, which is not required to invest with the Fund in any particular proportion or at all, and may choose to discontinue investing with the Fund or to invest in different proportions than described in the preceding paragraph.  In the event that Fund V and the Fund invest other than in the pro rata manner described above (which can occur only with each Board of Directors approval), the Manager may have a conflict of interest in determining which of Fund V and the Fund will invest in a particular company and, if both, in what proportions.  The Fund may also engage in loan transactions with, or make equity investments in, companies that are preexisting borrowers from Fund V or its predecessor funds.

To the extent that clients, other than Fund V, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund’s Board of Directors (including a majority of the disinterested directors).

Intercreditor Agreements.  In each transaction in which both the Fund and Fund V invest, it is expected that the Fund and Fund V will enter into an intercreditor agreement pursuant to which the Fund and Fund V will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and Fund V pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

Effect of Borrowings.  During the first two years of the Fund’s investment operations, the Management Fee is calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management Fee will be computed and paid quarterly, at an annual rate equal to the greater of: (i) 2.5% of the total value of the Fund’s assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter. Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund’s overall borrowing limits, however, are set by the Fund’s Board of Directors in light of its fiduciary obligations.

Indemnification and Exculpation.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund’s commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund’s sole shareholder, Venture Lending & Leasing VI, LLC for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $10.0 million of paid in capital during the period from June 29, 2010 through June 30, 2010 which is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.

Removed and Reserved

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on January 11, 2010, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on February 9, 2010.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission, February 9, 2010.
4.1

Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2010.

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING VI, INC.

(Registrant)

By:

/S/ Maurice C. Werdegar

By:

/S/ Martin D. Eng

Maurice C. Werdegar

Martin D. Eng

Chairman and Chief Executive Officer

Chief Financial Officer

Date:

August 12, 2010

Date:

August 12, 2010

EXHIBIT INDEX

Exhibit Number	Description
3(i)

Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on January 11, 2010, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on February 9, 2010.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission, February 9, 2010.
4.1

Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2010.

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION PURSUANT TO
RULE 13a-14

I, Martin D. Eng certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing VI, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d -15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2010

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
RULE 13a-14

I, Maurice C. Werdegar, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing VI, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d -15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the period covered by the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2010

/S/ Maurice C. Werdegar

Maurice C. Werdegar

Chief Executive Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar

Maurice C. Werdegar

Chief Executive Officer
August 12, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng

Martin D. Eng

Chief Financial Officer
August 12, 2010