Form 10-Q
period 2010-09-30
Venture Lending & Leasing VI, Inc.
filed 2010-11-12
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and 'smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2010
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Statement of Assets and Liabilities (Unaudited) As of September 30, 2010

Statements of Operations (Unaudited) For the three month period and the period ended September 30, 2010

Statements of Changes in Net Assets (Unaudited) For the three month period and the period ended September 30, 2010

Statement of Cash Flows (Unaudited) For the period ended September 30, 2010

Notes to Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitatve and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Item 4T.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

VENTURE LENDING & LEASING VI, INC.

STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2010

September 30, 2010
ASSETS
Loans, at estimated fair value (Cost of $12,491,107)	$12,491,107
Cash and cash equivalents	25,049,544
Other investment (Cost of $250,000)	250,000
Other assets	200,769

Total assets	37,991,420

LIABILITIES
Accrued management fees	1,848,380
Accounts payable and other accrued liabilities	378,452

Total liabilities	2,226,832

NET ASSETS	$35,764,588

Analysis of Net Assets:

Capital paid in on shares of capital stock	$39,025,000
Return of capital distributions	(1,393,398)
Accumulated deficit	(1,867,014)
Net assets (equivalent to $357.65 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$35,764,588

See Notes to Financial Statements

VENTURE LENDING & LEASING VI, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIOD AND THE PERIOD ENDED SEPTEMBER 30, 2010*

	For the Three Months Ended	For the Period Ended
	September 30, 2010	September 30, 2010*

INVESTMENT INCOME:
Interest on loans	$223,490	$224,148
Other interest and other income	390	390
Total investment income	223,880	224,538

EXPENSES:
Management fees	1,848,380	1,877,774
Organization costs	—	122,079
Banking and professional fees	56,860	64,448
Other operating expenses	22,408	27,251
Total expenses	1,927,648	2,091,552
Net investment loss	(1,703,768)	(1,867,014)

Net realized gain (loss) from investments	—	—
Net change in unrealized gain (loss) from invesments	—	—
Net realized and unrealized gain (loss) from investments	—	—

Net decrease in net assets resulting from operations	$(1,703,768)	$(1,867,014)
Net decrease in net assets resulting from operations per share	$(17.04)	$(18.67)
Weighted average shares outstanding	100,000	100,000

* From June 29, 2010, commencement of operations, through September 30, 2010

See Notes to Financial Statements

VENTURE LENDING & LEASING VI, INC.

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTH PERIOD AND THE PERIOD ENDED SEPTEMBER 30, 2010*

	For the Three Months Ended	For the Period Ended
	September 30, 2010	September 30, 2010*
Net decrease in net assets resulting from operations:
Net investment loss	$(1,703,768)	$(1,867,014)
Net realized gain (loss) from investments	—	—
Net change in unrealized gain (loss) from investments	—	—

Net decrease in net assets resulting from operations	(1,703,768)	(1,867,014)

Return of capital distributions to shareholder	(1,308,266)	(1,393,398)
Capital share transactions	29,000,000	39,000,000
Increase in capital transactions	27,691,734	37,606,602

Total increase	25,987,966	35,739,588

Net assets
Beginning of period	9,776,622	25,000

End of period	$35,764,588	$35,764,588

* From June 29, 2010, commencement of operations, through September 30, 2010

See Notes to Financial Statements

VENTURE LENDING & LEASING VI, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2010*

For the Period Ended
September 30, 2010*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,867,014)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net increase in other assets and other investment	(450,769)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	2,226,832
Origination of loans	(13,893,112)
Principal payments on loans	1,402,005
Acquisition of equity securities	(1,393,398)

Net cash used in operating activities	(13,975,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from shareholder	39,000,000

Net cash provided by financing activities	39,000,000
Net increase in cash and cash equivalents	25,024,544
CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$25,049,544
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$1,393,398

* From June 29, 2010, commencement of operations, through September 30, 2010

See Notes to Financial Statements

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing VI, Inc. (the “Fund”), was incorporated in Maryland on January 11, 2010 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc., (“Manager” or “Management”).  Manager was formed upon the conversion of Westech Investment Advisors, Inc. into a Limited Liability Company. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VI, LLC (the “Company”).  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in January 2010.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on April 13, 2010.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations.  The interim results for the period ended September 30, 2010 are not necessarily indicative of what the results would be for a full year.

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

Interest Income

Interest income on loans is recognized using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Valuation Procedures

The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with these Methods.

The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management will submit to the Board of Directors (“Board”) a “Valuation Report,” which details the rationale for the valuation of investments.

Valuation Methods

As of September 30, 2010, the financial statements include nonmarketable investments of $12,741,107 (or approximately 34% of total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Fair value is the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants.  There is no secondary market for the loans; hence Management determines fair value based on hypothetical markets.  Venture loans are generally held to maturity and are recorded at estimated fair value.  Management determines whether to adjust the estimated fair value of a loan based on a number of factors, including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.

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

Nonaccrual Loans

The Fund's policy is to place a loan on nonaccrual status when the loan stops performing and Management deems that it is uncertain that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value.

No loans were classified as non-accrual as of September 30, 2010.

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

Challenges in Financial Markets

The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the past few years, and these conditions may continue into the near future. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable inputs available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations. Market turmoil could impact the Fund's ability to secure a debt facility at terms acceptable to the Fund.  Should the Fund not be able to secure a facility of the size it seeks, the Fund's ability to utilize leverage to maximize the return it achieves on investments will be impaired.

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The weak economy could retard and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis). It also clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The adoption of ASU 2010-06 did not have a material impact on the Fund's financial statements. Certain parts of the ASU 2010-06 are not yet effective. Management is currently evaluating the impact of the Level 3 disclosure requirements on the Fund's financial statement disclosures.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and is planning on electing RIC treatment when it files its tax return for 2010.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of September 30, 2010 the Fund had no uncertain tax positions.

3.    SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2010, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended September 30, 2010, the weighted-average interest rate on the performing loans was 16.26%.  For the period from June 29, 2010, commencement of operations, through September 30, 2010, the weighted-average interest rate on the performing loans was 15.61%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of September 30, 2010 are to a non-affiliate and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/2010	9/30/2010	Maturity Date
Biotechnology
Stem CentRx, LLC		$449,641	$449,641	10/1/2013
Subtotal:	1.3%	$449,641	$449,641

Internet
Involver, Inc.		$303,851	$303,851	3/1/2013
PeerPong, Inc.		466,931	466,931	6/1/2013
Philotic, Inc.		131,332	131,332	8/1/2013
Quantcast Corp.		131,466	131,466	9/1/2013
Youku.com, Inc.		2,269,801	2,269,801	7/1/2013
Subtotal:	9.2%	$3,303,381	$3,303,381

Medical Devices
Spinal Kinetics, Inc.		$1,129,803	$1,129,803	7/1/2013
Subtotal:	3.2%	$1,129,803	$1,129,803

Other Technology
Coulomb Technologies, Inc.		$533,916	$533,916	6/1/2013
ZeaChem, Inc.		4,616,762	4,616,762	7/1/2013
Subtotal:	14.4%	$5,150,678	$5,150,678

Semiconductors & Equipment
SiPort, Inc.
Subtotal:	1.6%	$569,871	$569,871	9/1/2013
		$569,871	$569,871
Software
D Software Inc.		$89,941	$89,941	1/1/2013
Intalio, Inc.		783,533	783,533	9/1/2013
Queplix Corp.		232,441	232,441	7/1/2013
SoundHound, Inc.		455,637	455,637	9/1/2013
Yap Inc.		326,181	326,181	6/1/2013
Subtotal:	5.3%	$1,887,733	$1,887,733

Total: (Cost of $12,491,107)	34.9%	$12,491,107	$12,491,107

* No loans were classified as non-accrual as of September 30, 2010.

Valuation Hierarchy

The Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Fund's cash equivalents were valued at the net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets as of September 30, 2010 measured at fair value on a recurring basis:

As of September 30, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$12,491,107	$12,491,107
Other investment	—	250,000	250,000
Cash equivalents	25,049,544	—	25,049,544
Total assets	$25,049,544	$12,741,107	$37,790,651

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Period Ended	For the Period Ended
	9/30/2010*	9/30/2010*
	Loans to borrowers	Other investment
Beginning balance	$—	$—
Acquisitions and originations	13,893,112	250,000
Principal reductions	(1,402,005)	—
Ending balance	$12,491,107	$250,000

* From June 29, 2010, commencement of operations, through September 30, 2010

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

5.    MANAGEMENT AND RELATED PARTIES

Management Fees

As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on June 29, 2010.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $1,848,380 and $1,877,774 were recognized as expenses for the three months ended September 30, 2010, and the period from June 29, 2010, commencement of operations through September 30, 2010, respectively.

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

Transactions with Venture Lending & Leasing V, Inc. (“ Fund V”)

The Manager also serves as investment manager for Fund V.  The Fund's Board of Directors determined that so long as Fund V has capital available to invest in loan transactions with final maturities earlier than December 31, 2015 (the date on which Fund V will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”).  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund V so long as Fund V has capital available to invest.  This percentage may be changed after the final close of capital at which time a determination of the percentage allocation will be made. After February 2011, Fund V no longer is permitted to enter into new commitments to borrowers; however, Fund V will be permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

To the extent that clients, other than Fund V, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including by a majority of the disinterested directors).

Intercreditor Agreements

In each transaction in which both the Fund and Fund V invest, it is expected that the Fund and Fund V will enter into an intercreditor agreement pursuant to which the Fund and Fund V will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund V pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

6.    CAPITAL STOCK

As of September 30, 2010, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2010 is $294.0 million.  Total contributed capital to the Company through September 30, 2010 was $44.1 million, of which $39.0 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the period from June 29, 2010, commencement of operations, through September 30, 2010.

For the Period Ended
9/30/2010*
Cash distributions	$—
Distributions of equity securities	1,393,398

Total distributions to shareholder	$1,393,398

* From June 29, 2010, commencement of operations, through September 30, 2010

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

7. OTHER INVESTMENT

On September 30, 2010, the Fund acquired a convertible note in StemCentrx, LLC for $250,000. As of September 30, 2010, the fair value of the convertible note was determined to be $250,000 .

8.  FINANCIAL HIGHLIGHTS

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

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.

Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended	For the Period Ended
	September 30, 2010	September 30, 2010*

Total return	(12.23)%	(13.67)%

Per share amounts:
Net asset value, beginning of period	$97.77	$0.25
Net investment loss	(17.04)	(18.67)
Net increase (decrease) in net assets from operations	(17.04)	(18.67)
Capital contributions	290.00	390.00
Return of capital to shareholder	(13.08)	(13.93)

Net asset value, end of period	$357.65	$357.65

Net assets, end of period	$35,764,588	$35,764,588

Ratios to average net assets:

Expenses	13.53%	14.77%
Net investment loss	(11.96)%	(13.19)%
*From June 29, 2010, commencement of operations, through September 30, 2010

9.  SUBSEQUENT EVENTS

Subsequent events have been reviewed through November 12, 2010.  No additional disclosure is required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of Venture Lending & Leasing VI, Inc. (the “Fund”) with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund's control.  All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.  The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The Fund is 100% owned by Venture Lending & Leasing VI, LLC (the “Company”).  The Fund's shares of Common Stock, $.001 par value were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Fund's shareholder may make additional capital contributions to the Fund.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is expected to become well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On June 29, 2010, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund intends to elect to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code with the filing of its federal corporate income tax return for either 2010 or 2011.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code.  If the Fund fails to meet these requirements, it would be taxed as an ordinary corporation on its taxable income for that year (even if that income were distributed to the Company) and all distributions out of its earnings and profits would be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax.  There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

The portfolio investments of the Fund will primarily consist of debt financing to venture capital backed technology companies.  The borrower's ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.

Critical Accounting Policies

We identified the most critical accounting principles upon which our financial statements depend and determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  The two critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 of the Fund's financial statements (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates, which would affect net income as well as assets.

Results of Operations -For the three months ended September 30, 2010 and the period from June 29, 2010, commencement of operations, through September 30, 2010

The Fund did not commence operations until June 29, 2010, and thus only data for 2010 will be presented.

Total investment income for the three months ended September 30, 2010 and the period from June 29, 2010, commencement of operations, through September 30, 2010 was $0.2 million, which consisted of interest on the venture loans outstanding. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets (if any).

Management fees for the three months ended September 30, 2010 and the period from June 29, 2010, commencement of operations, through September 30, 2010 were $1.8 million and $1.9 million, respectively. Management fees are calculated as 2.5 percent of the committed capital.

Total organizational cost for the three months ended September 30, 2010 and the period from June 29, 2010, commencement of operations, through September 30, 2010 was $0 and $0.1 million, respectively. The banking and professional fees for the three months ended September 30, 2010 and the period from June 29, 2010, commencement of operations, through September 30, 2010 was less than $0.1 million, respectively. The banking and professional fees was comprised of legal, audit and other professional fees.

Total other operating expenses for the three months ended September 30, 2010 and the period from June 29, 2010, commencement of operations, through September 30, 2010 was less than $0.1 million, respectively.

Net investment loss for the three months ended September 30, 2010 and the period from June 29, 2010, commencement of operations, through September 30, 2010 was $(1.7) million and $(1.9) million, respectively.

Net decrease in net assets resulting from operations for the three months ended September 30, 2010 and the period from June 29, 2010, commencement of operations, through September 30, 2010 was $(1.7) million and $(1.9) million. On a per share basis, the net decrease in net assets resulting from operations was $(17.04) and $(18.67) for the three months ended September 30, 2010 and the period from June 29, 2010, commencement of operations, through September 30, 2010.

Liquidity and Capital Resources – September 30, 2010

Total capital contributed to the Fund was $39.0 million as of September 30, 2010. Committed capital to the Company at September 30, 2010 was $294.0 million, of which $44.1 million has been called.  The remaining $249.9 million in committed capital as of September 30, 2010 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

As of September 30, 2010, 65.9% of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the period ended September 30, 2010.  Amounts disbursed under the Fund's loan commitments totaled approximately $13.9 million during the period ended September 30, 2010.  Net loan amounts outstanding after amortization and fair market adjustment increased by approximately $12.5 million for the same period.  Unexpired, unfunded commitments totaled approximately $26.1 million as of September 30, 2010.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2010	$13.9 million	$1.4 million	$12.5 million	$26.1 million

Venture loans are privately negotiated transactions.  Investments in these assets are relatively illiquid.  It is the Fund's experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder.  To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the period ended September 30, 2010.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

PART II — OTHER INFORMATION

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

Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company's offering of membership interests) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution).  The Fund's Articles of Incorporation provide that, on December 31, 2020, the Fund automatically will be dissolved without any action by its shareholders.  From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder.  Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2018, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date.  Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market.  As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution.  In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders.  In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

Competition.  Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund.  Competition could increase given the low barriers to entry in the industry.  Additionally, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict the Fund's flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.

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

Lenders are expected to require the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund's investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund's lenders charge cannot be perfectly hedged, and there may be a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.

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

Tax Status.  The Fund must meet a number of requirements, to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify.  For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might be difficult to meet if the borrowers under some loans draw down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund's operations.  If the Fund experiences difficulty in meeting the diversification requirement for any quarter of its taxable year, it might accelerate capital calls or borrowings in order to increase the portion of the Fund's total assets represented by cash, cash items and U.S.  government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement.  However, the Fund would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund's return.  Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions.  Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund.

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

Calculation of Investment Management Fee.  Following the second anniversary of the first closing of the offering of membership interests in the Company, the Management Fee will be computed and paid quarterly, at an annual rate equal to 2.5% of the total value of the assets of the Fund (including amounts derived from borrowed funds), as of the last day of each such fiscal quarter.  The foregoing calculation of the Management Fee could result in the fee being disproportionately large relative to the value of the Fund's portfolio if the total assets of the Fund during such period are low compared to the committed equity capital of the Company.

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

Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower.  The Fund can experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment.  The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund's loans, although that security interest may extend to the borrower's other assets in which another lender might have a senior or parity security interest.  On occasion, the Fund will make loans to a borrower that has one or more other secured lenders (including the Fund's immediate predecessor, Venture Lending & Leasing V, Inc. (“Fund V”)).  In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund's flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral.  In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive a broader lien on substantially all of the borrower's assets, including its intellectual property.

The Fund utilizes certain of its funds in investments that involve the financing of equipment assets.  Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower's obligations.  In addition, although borrowers are required under the transaction documents to provide customary insurance for the assets underlying a loan, and are prohibited from disposing of the assets without the Fund's consent, compliance with these covenants cannot be assured and, in the event of non-compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances.  Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets.  The Fund's ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors' rights.  In limited instances where the Fund takes security interests in a borrower's assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral.  Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.

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

Illiquidity of Investments.  Substantially all of the Fund's portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist.  Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions.  Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold.  Convertible and subordinated debt investments may also be privately negotiated transactions.  In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquirer.  The feasibility of such transactions depends upon the entity's financial results as well as general economic and equity market conditions.  Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities.  When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.

Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the board of directors.  This value will not necessarily reflect the value of the assets which may be realized upon a sale.

Non-Diversified Status.  The Fund is classified as a “non-diversified” investment company under the 1940 Act.  The Fund qualifies as a RIC under the Internal Revenue Code and will thereafter seek to continually meet the diversification standards there-under.  Nevertheless, the Fund's assets may be subject to a greater risk of loss than if its investments were more widely diversified.

Challenges in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the past few years, and these conditions may continue into the future. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable input available to management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations.  Market turmoil could impact the Fund's ability to secure a debt facility at terms acceptable to the Fund.  Should the Fund not be able to secure a facility of the size it seeks, the Fund's ability to utilize leverage to maximize the return it achieves on investments will be impaired.

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The economic downturn could decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing V, Inc. (“Fund V”).  The Manager also serves as investment manager for Fund V.  The Fund's board of directors determined that so long as Fund V has capital available to invest in loan transactions with final maturities earlier than December 31, 2015 (the date on which Fund V will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”).  Initially the amount of each Investment was allocated 50% to the Fund and 50% to Fund V so long as Fund V has capital available to invest.  This percentage may be changed after the final close of capital at which time a determination of the percentage allocation will be made. After February 2011, Fund V no longer is permitted to enter into new commitments to borrowers; however, Fund V will be permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

To the extent that clients, other than Fund V, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including a majority of the disinterested directors).

Intercreditor Agreements.  In each transaction in which both the Fund and Fund V invest, it is expected that the Fund and Fund V will enter into an intercreditor agreement pursuant to which the Fund and Fund V will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund V pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee of 2.5% is calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management Fee will be computed and paid quarterly, at an annual rate equal to 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter. Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing VI, LLC for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $39.0 million of paid in capital during the period from June 29, 2010 through September 30, 2010 which is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
3(i)
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on January 11, 2010, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission on February 9, 2010.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission, February 9, 2010.
4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2010.

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
Chairman and Chief Executive Officer		Chief Financial Officer
Date:	November 12, 2010	Date:	November 12, 2010

EXHIBIT INDEX

Exhibit Number	Description
3(i)
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on January 11, 2010, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission on February 9, 2010.

3(ii)	Bylaws of the Fund, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission, February 9, 2010.
4.1
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2010.

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.

Exhibit 31.1
CERTIFICATION PURSUANT TO
RULE 13a-14

I, Martin D. Eng, certify that:

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d -15(f)) for the registrant and have:

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

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2010

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d -15(f)) for the registrant and have:

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

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2010

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
November 12, 2010

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
November 12, 2010