Form 10-K
period 2010-12-31
Venture Lending & Leasing VI, Inc.
filed 2011-03-25
CIK 1482199

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 814-00799
VENTURE LENDING & LEASING VI, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-1682622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2010 North First Street, Suite 310, San Jose, CA 95131
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:  (408) 436-8577

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K: [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer's classes of common stock, as of March 25, 2011 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 11, 2011	III

PART I.
ITEM 1.    BUSINESSS
Introduction.
Venture Lending & Leasing VI, Inc. (the “Fund”) was incorporated in Maryland on January 11, 2010, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VI, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in January 2010.  As of December 31, 2010, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
The Fund's shares of Common Stock, $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General.  As a BDC, the Fund is required to invest in eligible portfolio companies and (with certain exceptions) make available to them significant managerial assistance.  Generally, an eligible portfolio company is a U.S. company (i.e., is organized and has its principal place of business in the U.S.) that is not an investment company (or excepted from the definition of investment company pursuant to Section 3(c) of the 1940 Act) that meets one of the following tests: (1) it has not issued a class of margin securities that is eligible for margin loans; (2) does not have any class of securities listed on a national securities exchange; (3) it is a very small and solvent company ($4 million or less in total assets and capital and surplus of not less than $2 million); or (4) it is controlled by a BDC or group of companies including a BDC and the BDC exercises a controlling influence over the portfolio company and has an affiliated person who is a director of the portfolio company.
BDCs cannot acquire any assets other than those described in subparagraphs (1) through (8) below (“Qualifying Assets”) unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent 70% of the value of the BDC's total assets (the “70% basket”).  Below is a general summary of Qualifying Assets:
1.  Securities issued in transactions not involving a public offering from issuers which are “eligible portfolio companies” (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe;
2.  Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an eligible portfolio company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer's debt securities held by the BDC at any point in time during the period when such issuer was an eligible portfolio company, and, (iii) the BDC is one of the 20 largest holders of the issuer's outstanding voting securities.
3.  Securities of any eligible portfolio company that is controlled by the BDC (either alone or as part of a group acting together) and the BDC exercises a controlling influence over the management or policies, and has an affiliated person who is a director of, the eligible portfolio company;
4.  Securities issued in transactions not involving a public offering from U.S. non-investment company issuers subject to bankruptcy, reorganization, insolvency or similar proceeding or otherwise unable to meet their obligations without assistance (purchase may be made from affiliated persons or persons that have been affiliated persons within the preceding 13 months or in limited circumstances other persons);
5.  Securities of an eligible portfolio company purchased from any person in transactions not involving a public offering when no public market for the securities exists and the BDC owned at least 60% of the outstanding equity (on a fully diluted basis) of the issuer immediately prior to the purchase;
6.  Securities received in exchange for or distributed with respect to the foregoing securities (including securities obtained pursuant to the exercise of options, warrants or rights relating to such securities);
7.  Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; or
8.  Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC's operations.

"Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the business development company, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a business development company of a controlling influence over the management or polices of the portfolio company by the business development company acting individually or as part of a group acting together which controls the portfolio company.  The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans.  In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
Venture Loans.  Venture loans generally consist of a promissory note secured by the equipment or other assets of the borrower.  The Fund generally obtains a security interest in the assets financed and receives periodic payments of interest and principal, and may receive a final payment constituting additional interest at the end of the transaction's term.  The interest rate and amortization terms of venture loans are individually negotiated between the Fund and each borrower.
Typically, loans are structured as commitments by the Fund to finance assets of the borrower over a specified period of time.  The commitment of the Fund to finance future asset acquisitions is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be financed.  Although the Fund's commitments generally provide that the Fund is not required to continue to fund additional loans if there is a material adverse change in the borrower's financial condition, it is possible that a borrower's financial condition will not be as strong at the time the Fund finances an asset acquisition as it was at the time the commitment was entered into.
Warrants and Equity Securities.  The Fund generally acquires warrants to purchase equity securities of the borrower in connection with asset financings.  The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower.  Substantially all the warrants and underlying equity securities are restricted securities under the Securities Act of 1933 (“1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower to register the securities under the 1933 Act (in some cases at the Fund's expense).
Investment Policies. For purposes of these investment policies and unless otherwise specified, references to the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower of the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.
Diversification Standards. The Fund is classified as a "non-diversified" closed-end investment company under the 1940 Act.  However, the Fund seeks to qualify as a RIC, and therefore must meet diversification standards under the Internal Revenue Code.
To qualify as a RIC, the Fund must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the market value of its total assets is invested in the securities of a single issuer and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer).  For purposes of the diversification requirements under the Internal Revenue Code, the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.
The Fund will generally invest no more than 30% of its total assets in securities of companies in any single industry.  The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, medical devices,  software, and several other categories.
Investment Guidelines.  In selecting investments for the Fund's portfolio, Westech Investment Advisors LLC (the “Manager”) will endeavor to meet the investment guidelines established by the Fund's Board of Directors.  The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager.  Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.
Leverage.  The Fund is permitted to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans.  Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "asset coverage" of at least 200 percent.  "Asset coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by the borrowings and any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.
The use of leverage increases investment risk.  The Fund's lenders require that the Fund pledge portfolio assets as collateral for loans.  If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.  Lenders also require that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.
Temporary Investments.  Pending investment in asset financing transactions and pending distributions, the Fund invests excess cash in (i) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, (ii) repurchase agreements fully collateralized by U.S. government securities or (iii) short-term high-quality debt instruments of U.S. corporations.  All such investments will mature in one year or less.  The U.S. government securities in which the Fund may invest include U.S. government securities backed by the full faith and credit of the U.S. government (such as Treasury bills, notes and bonds) as well as securities backed only by the credit of the issuing agency.  Corporate securities in which the Fund may invest include commercial paper, bankers' acceptances and certificates of deposit of domestic or foreign issuers.
The Fund also may enter into repurchase agreements that are fully collateralized by U.S. government securities with banks or recognized securities dealers, in which the Fund purchases a U.S. government security from the institution and simultaneously agrees to resell it to the seller at an agreed-upon date and price.  The repurchase price is related to an agreed-upon market rate of interest rather than the coupon of the debt security and, in that sense, these agreements are analogous to secured loans from the Fund to the seller.  Repurchase agreements carry certain risks not associated with direct investments in securities, including possible declines in the market value of the underlying securities and delays and costs to the Fund if the other party to the transaction defaults.
Other Investment Policies.  Neither the Fund nor the Company will sell securities short (except to the extent either the Fund or the Company has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund and the Company may, however, write puts and calls, and acquire options, as a hedge for equity investments or to increase return through a covered call. Neither will underwrite the securities of other companies, except to the extent they may be deemed underwriters upon the disposition of restricted securities acquired in the ordinary course of their business. The Fund may, however, use borrowed funds for its lending activities. See the discussion herein under the caption “Risk Factors – General – Leverage.”

The Fund’s investment objectives, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund’s board of directors at any time. The Fund is likely to invest in transactions with Fund V generally in the form of independent loan commitments to the same venture capital-backed companies. See the discussion herein under the caption “Risk Factors – Conflicts of Interest.”
Regulation. As a BDC, the Fund is required to invest in eligible portfolio companies and (with certain exceptions) make available to them significant managerial assistance.  Eligible portfolio companies, and the regulations governing assets a BDC can acquire, are described under the heading “Investment Program” above.
The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale.  A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions.  As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.
Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions.  However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC.  In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund.  The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies.  While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).
Dividends and Distributions.  The Fund intends to distribute to its shareholder substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves.  Applicable law, including provisions of the

1940 Act, may limit the amount of dividends and other distributions payable by the Fund.  Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end.  Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.
Until June 29, 2014, the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. Following that date, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants.  Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain.  The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund.  Furthermore, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Internal Revenue Code pertaining to RICs might restrict the Fund's flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.
Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.
ITEM 1A.      RISK FACTORS.
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
Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company's offering of membership interest) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution).  The Fund's Articles of Incorporation provide that, on December 31, 2020, the Fund automatically will be dissolved without any action by its shareholder.  From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2020, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date.  Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market.  As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution.  In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders.  In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
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
Leverage.  The Fund borrows money from and issues debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans.  Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "Asset Coverage" of at least 200%.  "Asset Coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities.  The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.  The 1940 Act also requires that, if the Fund borrows money, provision be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200%.  If the Fund is unable to pay dividends or distributions in the amounts required under the Internal Revenue Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.
The use of leverage increases investment risk.  The Fund's use of leverage is premised upon the expectation that the Fund's all-in borrowing costs will be lower than the return the Fund achieves on its investments.  To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund's overall return will be greater than if leverage had not been used.  Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated.  Furthermore, since the calculation of the investment management fee paid to the Manager is based in part on a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred.  Lenders have required that the Fund pledge portfolio assets as collateral for borrowings, and have required that the Company provide guarantees of the debt facility.  If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
Lenders have also required the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund's investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund's lenders charge cannot be perfectly hedged, and there may be a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.
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
Illiquidity of Investments.  Substantially all of the Fund's portfolio investments (other than short-term investments) consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist.  Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act , or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions.  Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold.  Convertible and subordinated debt investments may also be privately negotiated transactions.  In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund's warrants or equity securities or exchanges them for publicly-traded securities of the acquirer.  The feasibility of such transactions depends upon the entity's financial results as well as general economic and equity market conditions.  Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund's ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities.  When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an "underwriter" or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
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
Challenges in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the past few years, and these conditions may continue into the near future. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions for certain investments, limiting the number of observable inputs available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations. Market turmoil could impact the Fund's ability to secure a debt facility at terms acceptable to the Fund.  Should the Fund not be able to secure a facility of the size it seeks, the Fund's ability to utilize leverage to maximize the return it achieves on investments will be impaired.

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
CONFLICTS OF INTEREST
Transactions with Venture Lending & Leasing V, Inc. (“Fund V”).  The Manager also serves as investment manager for Fund V. The Fund's Board of Directors determined that so long as Fund V has capital available to invest in loan transactions with final maturities earlier than December 31, 2015 (the date on which Fund V will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”). Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund V so long as Fund V has capital available to invest. This percentage may be changed after the final close of capital at which time a determination of the percentage allocation will be made. After February 2011, Fund V is no longer permitted to enter into new commitments to borrowers; however, Fund V will be permitted to fund existing commitments. While investing the Fund's capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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
Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee is calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management Fee will be computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations.
Indemnification and Exculpation.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. Furthermore, the Fund has entered into an indemnification agreement with each of its directors and officers, and its controller. A successful claim for such indemnification would deplete the Fund's assets by the amount paid.
ITEM 1B.      UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.    PROPERTIES.
All of the Fund's office space is provided by the Manager.
ITEM 3.    LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.
ITEM 4.    [REMOVED AND RESERVED].

PART II.
ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's Common Stock at March 25, 2011 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2010, the Fund had distributed $3.0 million to date to its shareholder, of which $0 was in cash.

ITEM 6.    SELECTED FINANCIAL DATA.
The following table summarizes certain financial data and should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

For the Period Ended
December 31, 2010*
Statement of Operations Data:
Investment income:
Interest on loans	$1,117,908
Other interest and other income	7,434
Total investment income	1,125,342
Expenses:
Management fees	3,715,274
Banking and professional fees	130,371
Organizational costs	122,079
Other operating expenses	65,875
Total expenses	4,033,599
Net investment income (loss)	(2,908,257)
Net increase (decrease) in net assets resulting from operations	$(2,908,257)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$(29.08)
Weighted Average Shares Outstanding	100,000

As of
December 31, 2010
Balance Sheet Data:
Loans	$29,312,847
Net assets	$33,106,540
*From June 29, 2010, commencement of operations, through December 31, 2010
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On June 29, 2010, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company (a "RIC") under the Investment Company Act of 1940. The Fund anticipates elected to be treated for federal income tax purposes as a regulated investment company under the Internal Revenue Code with the filing of its federal corporate income tax return for either 2010 or 2011. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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
CRITICAL ACCOUNTING POLICIES
The Manager has identified the most critical accounting estimates upon which the financial statements depend and determined the critical accounting estimates by considering accounting policies that involve the most complex or subjective decisions or assessments. The two critical accounting policies relate to the valuation of loans and treatment of nonaccrual loans.
Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of footnote 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment. The actual value of the loans may differ from management’s estimates, which would affect net increase (decrease) in net assets resulting from operations as well as assets.
Results of Operations – For the the period from June 29, 2010, commencement of operations, through December 31, 2010

The Fund did not commence operations until June 29, 2010, and thus only data for 2010 will be presented.
Total investment income for the period from June 29, 2010, commencement of operations, through December 31, 2010 was $1.1 million, which primarily consisted of interest on venture loans outstanding. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets (if any). The remaining income consisted of interest and dividends on the temporary investment of cash, the forfeiture of deposits from prospective borrowers, late fees from borrowers, other income from commitment fees, and warrants received for loans that will never be funded. The average gross outstanding performing loans calculated on a monthly basis was $12.4 million for the period from June 29, 2010, commencement of operations, through December 31, 2010. The average interest rate on gross outstanding performing loans was 15.49% for the period ended December 31, 2010 .
Expenses for the period from June 29, 2010, commencement of operations, through December 31, 2010 was $4.0 million. Management fees were calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund was $3.7 million the period from June 29, 2010, commencement of operations, through December 31, 2010.
Total organizational cost for the period from June 29, 2010, commencement of operations, through December 31, 2010 was $0.1 million. Banking and professional fees were $0.1 million for the period from June 29, 2010, commencement of operations, through December 31, 2010. The banking and professional fees was comprised of legal, audit and other professional fees.
Other operating expenses were $0.1 million, for the period from June 29, 2010, commencement of operations, through December 31, 2010. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.

Net investment loss for the period from June 29, 2010, commencement of operations, through December 31, 2010 was $2.9 million.
Net decrease in net assets resulting from operations for the period from June 29, 2010, commencement of operations, through December 31, 2010 was $2.9 million. On a per share basis, for the period from June 29, 2010, commencement of operations, through December 31, 2010, there was a net decrease in net assets resulting from operations of $29.08.

Liquidity and Capital Resources -- December 31, 2010 and 2009
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2010 the Company had received subscriptions for capital in the amount of $294.0 million, of which $44.1 million had been called and received. As of December 31, 2010 , $249.9 million of capital remains uncalled, respectively. The remaining $249.9 million in committed capital as of December 31, 2010 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.
As of December 31, 2010, 15% of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2010. Amounts disbursed under the Fund’s loan commitments was $32.6 million for the period from June 29, 2010, commencement of operations, through December 31, 2010. Net loan amounts outstanding after amortization and valuation adjustment were approximately $29.3 million as of December 31, 2010. Unexpired unfunded commitments as of December 31, 2010 were approximately $37.5 million.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2010	$32,624,166	$3,311,319	$29,312,847	$37,503,236
Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Fund’s experience that not all unfunded commitments will be used by borrowers.
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
ITEM 7A .    Quantitative and Qualitative Disclosures About Market Risk
The Fund's business activities contain elements of risk. The Fund considers the principal types of market risk to be interest rate risk and valuation risk. The Fund considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity investments upon receipt.
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the year ended December 31, 2010.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results
This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information.  The operating results for any quarter are not necessarily indicative of results for any future year.  The format of the statements have been modified, thus certain numbers have been combined in order to fit the format of the statements.  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale to the

Company of 100,000 shares of common stock, $0.001 par value for $25,000 in January 2010.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on April 13, 2010.

December 31, 2010* (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Investment Income:
Interest on loans	$—	$658	$223,490	$893,760
Other interest and other income	—	—	390	7,044
Total investment income	—	658	223,880	900,804
Expenses:
Management fees	—	29,394	1,848,380	1,837,500
Interest expense	—	—	—	—
Banking and professional fees	—	7,588	56,860	65,923
Organization costs	—	122,079	—	—
Other operating expenses	—	4,843	22,408	38,624
Total expenses	—	163,904	1,927,648	1,942,047
Net investment income (loss)	—	(163,246)	(1,703,768)	(1,041,243)
Net increase (decrease) in net assets resulting from operations	$—	$(163,246)	$(1,703,768)	$(1,041,243)
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$—	$(1.63)	$(17.04)	$(10.41)
Weighted average shares outstanding	100,000	100,000	100,000	100,000
* From June 29, 2010, commencement of operations, through December 31, 2010
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.     CONTROLS AND PROCEDURES.
At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2010.
ITEM 9.B.     OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	66	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	46	Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	46	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	59	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	38	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 11, 2011 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is contained in the Fund's Proxy Statement under the caption “Proposal 1 -- To Elect Five Directors of the Fund” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDERS MATTERS
The information required by this item is contained in the Fund's Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is contained in the Fund's Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is contained in the Fund's Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statement of Assets and Liabilities as of December 31, 2010
Statement of Operations for the period ended December 31, 2010
Statement of Changes in Net Assets for the period ended December 31, 2010
Statement of Cash Flows for the period ended December 31, 2010
Notes to Financial Statements
Financial Statement Schedules for the period ended December 31, 2010
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)	2. Exhibits

Exhibit	Exhibit Title

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

10.1
Form of Custodian Agreement between the Fund and Union Bank of California,  incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2010.

10.3
Form of Management Agreement between the Fund, the Manager and the Adviser to the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2010.

31.1 - 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 25, 2011		Date:	March 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ John Glynn	Director	March 25, 2011
John Glynn

By:	/S/ Roger V. Smith	Director	March 25, 2011
Roger V. Smith

By:	/S/ Ronald W. Swenson	Chairman & Director	March 25, 2011
Ronald W. Swenson

By:	/S/ John F. Cogan	Director	March 25, 2011
John F. Cogan

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 25, 2011
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing VI, Inc.
We have audited the accompanying statement of assets and liabilities of Venture Lending & Leasing VI, Inc. (the "Fund"), as of December 31, 2010 , and the related statements of operations, cash flows, and changes in net assets for the period from June 29, 2010, commencement of operations, through December 31, 2010. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2010, by correspondence with the borrowers or by other appropriate auditing procedures where replies from borrowers were not received. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing VI, Inc. as of December 31, 2010, and the results of its operations, its cash flows, and changes in its net assets forfor the period from June 29, 2010, commencement of operations, through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2, the financial statements include investments valued at $29.6 million (84% of total assets) as of December 31, 2010, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.
/S/ Deloitte & Touche LLP
March 25, 2011
San Francisco, California

VENTURE LENDING & LEASING VI, INC.
Statement of Assets and Liabilities
As of December 31, 2010

December 31, 2010
ASSETS
Loans, at estimated fair value
(Cost of $29,312,847)	$29,312,847
Cash and cash equivalents	5,240,446
Other investment (Cost of $250,000)	250,000
Other assets	531,405

Total assets	35,334,698

LIABILITIES
Accrued management fees	1,837,500
Accounts payable and other accrued liabilities	390,658

Total liabilities	2,228,158

NET ASSETS	$33,106,540

Analysis of Net Assets:

Capital paid in on shares of capital stock	39,025,000
Return of capital distributions	(3,010,203)
Accumulated Deficit	(2,908,257)
Net assets (equivalent to $331.07 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$33,106,540

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statement of Operations
For the Period Ended December 31, 2010*

For the Period Ended
December 31, 2010*
INVESTMENT INCOME:
Interest on loans	$1,117,908
Other interest and other income	7,434
Total investment income	1,125,342

EXPENSES:
Management fees	3,715,274
Banking and professional fees	130,371
Organizational costs	122,079
Other operating expenses	65,875
Total expenses	4,033,599
Net investment income (loss)	(2,908,257)

Net increase (decrease) in net assets resulting from operations	$(2,908,257)
Net increase (decrease) in net assets resulting from operations per share	$(29.08)
Weighted average shares outstanding	100,000

* From June 29, 2010, commencement of operations, through December 31, 2010

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statement of Changes In Net Assets
For the Period Ended December 31, 2010*

For the Period Ended
December 31, 2010*
Net increase(decrease) in net assets resulting from operations:
Net investment income (loss)	$(2,908,257)
Net increase (decrease) in net assets resulting from operations	(2,908,257)
Return of capital to shareholder	(3,010,203)
Capital share transactions	39,000,000
Total increase (decrease)	33,081,540

Net assets
Beginning of period*	25,000

End of period	$33,106,540

* From June 29, 2010, commencement of operations, through December 31, 2010

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statement of Cash Flows
For the Period Ended December 31, 2010*

For the Period Ended
December 31, 2010*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(2,908,257)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net decrease (increase) in other assets	(530,954)
Net increase (decrease) in accounts payable, other accrued
liabilities, and accrued management fees	2,228,157
Origination of loans	(32,624,166)
Principal payments on loans	3,311,319
Acquisition of equity securities	(3,010,203)
Purchase of other investment	(250,000)
Net cash provided by (used in) operating activities	(33,784,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	39,000,000
Payment of bank facility fees and costs	(450)
Net cash provided by (used in) financing activities	38,999,550
Net increase in cash and cash equivalents	5,215,446
CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$5,240,446
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$3,010,203

* From June 29, 2010, commencement of operations, through December 31, 2010

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Notes to Financial Statements for the Years Ended December 31, 2010
1. ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund's investment objective is to achieve a superior risk-adjusted investment return.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  The Fund's investing activities focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.

The portfolio investments of the Fund consist of debt financing to early and late stage venture capital backed technology companies.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds, and demand deposits in banks with maturities of 90 days or less.
Interest Income
Interest income on loans is recognized using the effective interest method including amounts resulting from the amortization of discounts resulting from the allocation of amounts ascribed to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.
Valuation Procedures
The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of Westech Investment Advisors (“ Manager” or “Management”), in accordance with this Policy.
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
Valuation Methods
At December 31, 2010, the financial statements include nonmarketable investments ($29.6 million or approximately 84% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
Fair value is the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants.  There is no secondary market for the loans, hence management determines fair value based on hypothetical markets.  Venture loans are generally held to maturity and are recorded at estimated fair value.  Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment.  The amount of any valuation adjustment is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery.
Money market funds and debt instruments held as Cash and Cash Equivalents are valued at their most recently posted net asset value, if available, or at amortized cost, provided such amount is not materially different from quoted price.
Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of December 31, 2010, the Fund held no short-term investments.
Warrants and Stock
Warrants and stock that are received in connection with loan transactions will generally be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, risk-free interest rate, among other factors.  Warrants are typically distributed immediately upon receipt to the Company.
Nonaccrual Loans
The Fund's policy is to place a loan on nonaccrual status when the loan stops performing and management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining management's best estimate of fair value. Interest received by the Fund on nonaccrual loans will be recorded on a cash basis.
No loans were classified as non-accrual as of December 31, 2010 .
Commitment Fees
Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan.  Commitment fees are carried as liabilities when received for commitments upon which no draws have been made.  When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.
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

Challenges in Financial Markets
The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the past few years, and these conditions may continue into the near future. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable inputs available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations. In January 2011, the Fund put in place a revolving debt facility in an initial amount of up to $40,000,000.  The Fund has the option to request that the lenders providing such facility increase the borrowing availability thereunder to up to $125,000,000, however, the lenders are under no obligation to do so (see Note 9). Market turmoil could impact the Fund's ability to increase the size of the facility, should it seek to do so, thereby decreasing the Fund's ability to utilize leverage to maximize the return it achieves on investments.

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

Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board ( "FASB") issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends Accounting Standards Codification ("ASC") 820, Fair Value Measurements ("ASC 820"), and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis). It also clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The adoption of ASU 2010-06 did not have a material impact on the Fund's financial statements. Certain parts of ASU 2010-06 are not yet effective. Management is currently evaluating the impact of the Level 3 disclosure requirements on the Fund's financial statement disclosures.

Tax Status
As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of December 31, 2010, the Fund had no uncertain tax positions.
The Fund's tax years open to examination by major jurisdictions are 2010 and forward.
3.  SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2010, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below. (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the period from June 29, 2010, commencement of operations, through December 31, 2010, the weighted average interest rate on gross performing loans was 15.49%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.
Loans as of December 31, 2010 are to non-affiliates and consist of the following (industry classifications are unaudited):

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/10	12/31/10	Maturity Date
Biotechnology
Stem CentRx, LLC		$936,471	$936,471	1/1/14
Subtotal:	2.8%	$936,471	$936,471

Computers & Storage
D-Wave Systems, Inc.		$409,767	$409,767	11/1/13
Subtotal:	1.2%	$409,767	$409,767

Internet
DisplayLink, Ltd.		$1,343,240	$1,343,240	6/1/13
Insider Guides, Inc.		382,684	382,684	12/1/13
Involver, Inc.		285,660	285,660	3/1/13
LOLapps, Inc		453,810	453,810	11/1/13
PeerPong, Inc.		469,871	469,871	6/1/13
Philotic, Inc.		122,626	122,626	8/1/13
Quantcast Corp.		2,548,249	2,548,249	1/1/14
Sittercity, Inc.		461,036	461,036	11/1/13
Ustream, Inc.		3,445,372	3,445,372	1/1/14
WeddingWire, Inc.		328,400	328,400	10/1/13
Youku.com, Inc.		2,232,573	2,232,573	7/1/13
Subtotal:	36.5%	$12,073,521	$12,073,521

Medical Devices
Bacterin International Holdings, Inc.		$814,518	$814,518	11/1/13
Spinal Kinetics, Inc.		1,504,677	1,504,677	10/1/13
Subtotal:	7.0%	$2,319,195	$2,319,195

Other Technology
Coulomb Technologies, Inc.		$545,028	$545,028	6/1/13
EcoSMART Technologies, Inc.		463,689	463,689	10/1/13
eIQ Energy, Inc.		461,842	461,842	6/1/13
PlantSense, Inc.		449,866	449,866	8/1/13
ZeaChem, Inc.		4,670,162	4,670,162	7/1/13
Subtotal:	19.9%	$6,590,587	$6,590,587

Semiconductors & Equipment
SiPort, Inc.		$576,853	$576,853	9/1/13
Subtotal:	1.7%	$576,853	$576,853

Software
AcousticEye, Ltd.		$702,614	$702,614	12/1/13
Corduro, Inc.		450,196	450,196	12/1/13
D Software Inc.		84,090	84,090	1/1/13
Gazillion, Inc.		941,348	941,348	11/1/13
Intalio, Inc.		790,343	790,343	9/1/13
Krux Digital, Inc		455,793	455,793	12/1/13

Queplix Corp.		234,420	234,420	7/1/13
SoundHound, Inc.		458,933	458,933	9/1/13
Validare, Inc.		212,497	212,497	10/1/13
Yap, Inc.		690,576	690,576	9/1/13
Subtotal:	15.2%	$5,020,810	$5,020,810

Technology Services
DigitalPath, Inc.		$758,765	$758,765	10/1/13
Subtotal:	2.3%	$758,765	$758,765

Wireless
July Systems, Inc.		$626,878	$626,878	9/1/13
Subtotal:	1.9%	$626,878	$626,878

Total: (Cost of $29,312,847)	88.5%	$29,312,847	$29,312,847

*As of December 31, 2010, no loans were classified as non-accrual.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2010, the Fund had unexpired unfunded commitments to borrowers of $37.5 million.
Valuation Hierarchy
Under ASC 820-10, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

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
The following table presents the balances of assets measured at fair value on a recurring basis:

As of December 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$29,312,847	$29,312,847
Other investment	—	250,000	250,000
Cash equivalents	5,240,446	—	5,240,446
Total assets	$5,240,446	$29,562,847	$34,803,293

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For Period Ended December 31, 2010*
	Loans to borrowers	Other investment
Beginning balance	$—	$—
Acquisitions and originations	32,624,166	250,000
Principal reductions	(3,311,319)	—
Ending balance	$29,312,847	$250,000

* From June 29, 2010, commencement of operations, through December 31, 2010
4. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding.  Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.
5.  CAPITAL STOCK
As of December 31, 2010 , there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $294.0 million.  Total contributed capital to the Company through December 31, 2010 was $44.1 million, of which $39.0 million was contributed to the Fund.
The chart below shows the distributions of the Fund for the period from June 29, 2010, commencement of operations through December 31, 2010.

For the Period Ended
December 31, 2010*
Cash distributions	$—
Distributions of equity securities	3,010,203

Total distributions to shareholder	$3,010,203
* From June 29, 2010, commencement of operations, through December 31, 2010
6. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on June 29, 2010.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $3.7 million were recognized as expenses for the period from June 29, 2010, commencement of operations, through December 31, 2010.
Related Parties
Certain officers and directors of the Company also serve as officers and directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired the directors & officers policy.
Transactions with Venture Lending & Leasing V, Inc. (“ Fund V”)

The Manager also serves as investment manager for Fund V.  The Fund's Board of Directors determined that so long as Fund V has capital available to invest in loan transactions with final maturities earlier than December 31, 2015 (the date on which Fund V will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”).  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund V so long as Fund V has capital available to invest.  This percentage may be changed after the final close of capital at which time a determination of the percentage allocation will be made. After February 2011, Fund V is no longer permitted to enter into new commitments to borrowers; however, Fund V will be permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

To the extent that clients, other than Fund V, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including a majority of the disinterested directors
7. OTHER INVESTMENT
On September 30, 2010, the Fund acquired a convertible note in StemCentrx, LLC for $250,000. As of December 31, 2010, the fair value of the convertible note was determined to be $250,000 based on the estimated value of the shares of stock that the note will convert into. Accrued interest of $1,595 has been recorded as a portion of Other Assets in the Statement of Assets and Liabilities.
8. FINANCIAL HIGHLIGHTS
Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.  The Fund did not commence operations until June 29, 2010.
The ratios of expenses and net investment income to average net assets, calculated below are not annualized and computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes net realized or unrealized gains and losses.
Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

For the Period Ended
December 31, 2010*

Total return	(17.8)%

Per share amounts:
Net asset value, beginning of period	$0.25
Net investment income (loss)	(29.08)
Net increase (decrease) in net assets resulting from operations	(28.83)
Capital contributions	390.00
Return of capital to shareholder	(30.10)
Income distributions to shareholder	—
Net asset value, end of period	$331.07

Net assets, end of period	$33,106,540

Ratios to average net assets:
Expenses	16.3%
Net investment income (loss)	(11.7)%
* From June 29, 2010, commencement of operations, through December 31, 2010

9.  SUBSEQUENT EVENTS

Subsequent events have been reviewed through March 25, 2011.  On January 14, 2011, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $40,000,000. The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $125,000,000 in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so. Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility. The facility will terminate on January 14, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. The Fund has submitted its first loan request under the facility in the amount of $8,000,000, which funded on January 21, 2011.

Borrowings under this facility will be collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing. The Fund will pay a commitment fee of 0.325 percent (annual fee paid quarterly) based on the total commitment related to the facility.

On February 18, 2011, the Fund entered an interest rate swap transaction with Union Bank, N.A.with a notional principal amount of $20 million, to convert floating rate liabilities to fixed rates. The Fund will pay a fixed rate of 1.67 percent and receive from the counterparty a floating rate based on 90-day LIBOR. Payments will be made quarterly and terminate on January 14, 2014. The effect of the interest rate swap agreement is to convert a variable rate obligation into a fixed rate on the contract notional value.