Form 10-Q
period 2011-03-31
Venture Lending & Leasing VI, Inc.
filed 2011-05-12
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2011
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of March 31, 2011 and December 31, 2010

Condensed Statements of Operations (Unaudited) For the three months ended March 31, 2011 and the period ended March 31, 2010

Condensed Statements of Changes in Net Assets (Unaudited) For the three months ended March 31, 2011 and the period ended March 31, 2010

Condensed Statements of Cash Flows (Unaudited) For the three months ended March 31, 2011 and the period ended March 31, 2010

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

SIGNATURES

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
ASSETS
Loans, at estimated fair value (Cost of $65,877,365 and $29,312,847)	$65,647,365	$29,312,847
Cash and cash equivalents	1,678,068	5,240,446
Other investment (Cost of $0 and $250,000)	—	250,000
Other assets	1,502,821	531,405

Total assets	68,828,254	35,334,698

LIABILITIES
Borrowings under debt facility	26,000,000	—
Accrued management fees	1,837,500	1,837,500
Accounts payable and other accrued liabilities	911,322	390,658

Total liabilities	28,748,822	2,228,158

NET ASSETS	$40,079,432	$33,106,540

Analysis of Net Assets:

Capital paid in on shares of capital stock	$50,025,000	$39,025,000
Return of capital distributions	(6,928,787)	(3,010,203)
Accumulated deficit	(3,016,781)	(2,908,257)
Net assets (equivalent to $400.79 and $331.07 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$40,079,432	$33,106,540

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 AND THE PERIOD ENDED MARCH 31, 2010*

	For the Three Months Ended	For the Period Ended
	March 31, 2011	March 31, 2010*

INVESTMENT INCOME:
Interest on loans	$1,770,039	$—
Other interest and other income	8,488	—
Total investment income	1,778,527	—

EXPENSES:
Management fees	1,837,500	—
Interest expense	168,048	—
Banking and professional fees	48,875	—
Other operating expenses	16,179	—
Total expenses	2,070,602	—
Net investment loss	(292,075)	—

Net realized gain from investments	602,160	—
Net change in unrealized loss from investments	(230,000)	—
Net change in unrealized loss from hedging activities	(188,609)	—
Net realized and unrealized gain from investment and hedging activities	183,551	—

Net decrease in net assets resulting from operations	$(108,524)	$—
Net decrease in net assets resulting from operations per share	$(1.09)	$—
Weighted average shares outstanding	100,000	—

* From January 11, 2010, date of incorporation, through March 31, 2010

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 AND THE PERIOD ENDED MARCH 31, 2010*

	For the Three Months Ended	For the Period Ended
	March 31, 2011	March 31, 2010*
Net decrease in net assets resulting from operations:
Net investment loss	$(292,075)	$—
Net realized gain from investments	602,160	—
Net change in unrealized loss from investments	(230,000)	—
Net change in unrealized loss from hedging activities	(188,609)	—

Net decrease in net assets resulting from operations	(108,524)	—

Return of capital distributions to shareholder	(3,918,584)	—
Capital share transactions	11,000,000	25,000
Increase in capital transactions	7,081,416	25,000

Total increase	6,972,892	25,000

Net assets
Beginning of period	33,106,540	—

End of period	$40,079,432	$25,000

* From January 11, 2010, date of incorporation, through March 31, 2010

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 AND THE PERIOD ENDED MARCH 31, 2010*

	For the Three Months Ended	For the Period Ended
	March 31, 2011	March 31, 2010*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(108,524)	$—
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net realized gain from investments	(602,160)	—
Net change in unrealized loss from investments	230,000	—
Net change in unrealized loss from hedging activities	188,609	—
Amortization of deferred costs related to borrowing facility	47,644	—
Net increase in other assets and other investment	(447,723)	—
Net increase in accounts payable, other accrued liabilities, and accrued management fees	332,055	—
Origination of loans	(40,951,107)	—
Principal payments on loans	4,386,589	—
Acquisition of equity securities	(3,064,829)	—

Net cash used in operating activities	(39,989,446)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from shareholder	11,000,000	25,000
Borrowings under debt facility	26,000,000	—
Payment of bank facility fees and costs	(572,932)	—
Net cash provided by financing activities	36,427,068	25,000
Net increase (decrease) in cash and cash equivalents	(3,562,378)	25,000
CASH AND CASH EQUIVALENTS:
Beginning of period	5,240,446	—
End of period	$1,678,068	$25,000
SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$3,918,584	$—
Conversion of receivable to stock	$1,595	$—

* From January 11, 2010, date of incorporation, through March 31, 2010

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing VI, Inc. (the “Fund”), was incorporated in Maryland on January 11, 2010 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc. (“Manager” or “Management”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VI, LLC (the “Company”).  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in January 2010.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on April 13, 2010.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.The interim results for the three months ended March 31, 2011 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the period from June 29, 2010 to December 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market funds in banks with maturities of 90 days or less.

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

Valuation Methods

As of March 31, 2011 and December 31, 2010, the financial statements include nonmarketable investments of $65,647,365 and $29,562,847 (or approximately 95% and 84% of total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

No loans were classified as non-accrual as of March 31, 2011.

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

Interest Rate Swap Agreement

The Fund entered into an interest rate swap agreement to hedge its interest rate on its expected long term borrowings under its debt facility (see Note 7). The effect of the interest rate swap agreement is to convert a variable rate obligation into a fixed rate on the contract notional value. The purpose of the swap is to protect the Fund against rising interest rates on amounts that were borrowed. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investment activities and are included in net realized and unrealized gain (loss) from hedging activities in these financial statements. Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions . The fair value of the interest rate swap is recorded in other liabilities. The valuation of the swap agreement is based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.

Deferred Bank Fees

Through March 31, 2011, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was determined to be January 2014 (see Note 6).

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ( "FASB") issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements, which, among other things, amends Accounting Standard Codification ("ASC") 820, Fair Value Measurements ("ASC 820"), and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and requires entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis). It also clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The adoption of ASU
2010-06 did not have a material impact on the Fund's financial statements.

Tax Status

The Fund plans on qualifying as a Regulated Investment Company (“RIC”) and elected RIC treatment when it filed its tax return for 2010.  As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of March 31, 2011 the Fund had no uncertain tax positions.

3.    SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2011, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2011, the weighted-average interest rate on the performing loans was 16.45%.   Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of March 31, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/11	3/31/2011	Maturity Date
Biotechnology
Stem CentRx, LLC		$943,440	$943,440	1/1/2014
Subtotal:	2.4%	$943,440	$943,440

Computers & Storage
D-Wave Systems, Inc.		$851,790	$851,790	1/1/2014
Subtotal:	2.1%	$851,790	$851,790

Internet
CloudTalk, Inc.		$134,854	$134,854	10/1/2013
DisplayLink, Ltd.		1,242,613	1,242,613	6/1/2013
Insider Guides, Inc.		801,907	801,907	3/1/2014
Involver, Inc.		261,715	261,715	3/1/2013
Juice in the City, Inc.		321,900	321,900	2/1/2014
LOLapps, Inc.		940,736	940,736	1/1/2014
Mojo Motors, Inc.		146,722	146,722	2/1/2014
PeerPong, Inc.		200,983	430,983	6/1/2013
Philotic, Inc.		113,609	113,609	8/1/2013
Quantcast Corp.		6,037,225	6,037,225	4/1/2014
Rivet Games, Inc.		320,044	320,044	5/1/2014
Sittercity, Inc.		1,858,578	1,858,578	2/1/2014
Topsy Labs, Inc.		223,298	223,298	4/1/2014
Ustream, Inc.		3,506,342	3,506,342	1/1/2014
WeddingWire, Inc.		940,676	940,676	2/1/2014
Youku.com, Inc.		2,059,074	2,059,074	7/1/2013
Subtotal:	47.7%	$19,110,276	$19,340,276

Medical Devices
Bacterin International Holdings, Inc.		$859,500	$859,500	11/1/2013
Cayenne Medical, Inc.		1,874,224	1,874,224	3/1/2014
ConforMIS, Inc.		2,158,678	2,158,678	5/1/2014
CV Ingenuity Corp.		354,654	354,654	2/1/2014
Fluxion Biosciences, Inc.		1,368,354	1,368,354	12/1/2013
PEAK Surgical, Inc.		677,973	677,973	12/1/2013

Spinal Kinetics, Inc.		1,449,801	1,449,801	10/1/2013
Xlumena, Inc.		570,074	570,074	1/1/2014
Subtotal:	23.2%	$9,313,258	$9,313,258

Other Technology
Coulomb Technologies, Inc.		$505,464	$505,464	6/1/2013
EcoSMART Technologies, Inc.		466,315	466,315	10/1/2013
eIQ Energy, Inc.		426,080	426,080	6/1/2013
Lehigh Technologies, Inc.		2,019,632	2,019,632	3/1/2014
PlantSense, Inc.		455,925	455,925	8/1/2013
Solaria Corp.		2,213,800	2,213,800	9/1/2014
ZeaChem, Inc.		4,306,046	4,306,046	7/1/2013
Subtotal:	25.9%	$10,393,262	$10,393,262

Semiconductors & Equipment
SiPort, Inc.		$567,657	$567,657	9/1/2013
Subtotal:	1.4%	$567,657	$567,657

Software
AcousticEye, Ltd.		$707,437	$707,437	12/1/2013
Appconomy, Inc.		461,673	461,673	4/1/2014
ClearPath, Inc.		510,195	510,195	2/1/2014
Corduro, Inc.		436,048	436,048	12/1/2013
D Software Inc.		77,689	77,689	1/1/2013
EnPrecis, Inc.		114,909	114,909	11/1/2013
Gazillion, Inc.		1,023,044	1,023,044	1/1/2014
gloStream, Inc.		789,656	789,656	2/1/2014
Image Vision Labs, Inc.		230,049	230,049	3/1/2014
Intalio, Inc.		1,518,662	1,518,662	2/1/2014
Kareo, Inc.		351,160	351,160	2/1/2014
Knowledge Adventure, Inc.		1,298,853	1,298,853	3/1/2014
Krux Digital, Inc.		464,394	464,394	12/1/2013
Palantir Technologies, Inc.		9,354,921	9,354,921	3/1/2014
Queplix Corp.		436,833	436,833	8/1/2013
RightsFlow, Inc.		936,020	936,020	3/1/2014
SoundHound, Inc.		932,504	932,504	9/1/2013
Validare, Inc.		216,944	216,944	10/1/2013
XOS Technologies, Inc.		2,339,140	2,339,140	5/1/2014
Yap, Inc.		669,793	669,793	9/1/2013
Subtotal:	57.1%	$22,869,924	$22,869,924

Technology Services
DigitalPath, Inc.		$769,381	$769,381	10/1/2013
Subtotal:	1.9%	$769,381	$769,381

Wireless
GPShopper, LLC		$220,883	$220,883	2/1/2014

July Systems, Inc.		607,494	607,494	9/1/2013
Subtotal:	2.1%	$828,377	$828,377

Total: (Cost of $65,877,365)	163.8%	$65,647,365	$65,877,365
* No loans were classified as non-accrual as of March 31, 2011.

Loans as of December 31, 2010 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/10	12/31/10	Maturity Date
Biotechnology
Stem CentRx, LLC		$936,471	$936,471	1/1/14
Subtotal:	2.8%	$936,471	$936,471

Computers & Storage
D-Wave Systems, Inc.		$409,767	$409,767	11/1/13
Subtotal:	1.2%	$409,767	$409,767

Internet
DisplayLink, Ltd.		$1,343,240	$1,343,240	6/1/13
Insider Guides, Inc.		382,684	382,684	12/1/13
Involver, Inc.		285,660	285,660	3/1/13
LOLapps, Inc.		453,810	453,810	11/1/13
PeerPong, Inc.		469,871	469,871	6/1/13
Philotic, Inc.		122,626	122,626	8/1/13
Quantcast Corp.		2,548,249	2,548,249	1/1/14
Sittercity, Inc.		461,036	461,036	11/1/13
Ustream, Inc.		3,445,372	3,445,372	1/1/14
WeddingWire, Inc.		328,400	328,400	10/1/13
Youku.com, Inc.		2,232,573	2,232,573	7/1/13
Subtotal:	36.5%	$12,073,521	$12,073,521

Medical Devices
Bacterin International Holdings, Inc.		$814,518	$814,518	11/1/13
Spinal Kinetics, Inc.		1,504,677	1,504,677	10/1/13
Subtotal:	7.0%	$2,319,195	$2,319,195

Other Technology
Coulomb Technologies, Inc.		$545,028	$545,028	6/1/13
EcoSMART Technologies, Inc.		463,689	463,689	10/1/13
eIQ Energy, Inc.		461,842	461,842	6/1/13
PlantSense, Inc.		449,866	449,866	8/1/13
ZeaChem, Inc.		4,670,162	4,670,162	7/1/13
Subtotal:	19.9%	$6,590,587	$6,590,587

Semiconductors & Equipment

SiPort, Inc.		$576,853	$576,853	9/1/13
Subtotal:	1.7%	$576,853	$576,853

Software
AcousticEye, Ltd.		$702,614	$702,614	12/1/13
Corduro, Inc.		450,196	450,196	12/1/13
D Software Inc.		84,090	84,090	1/1/13
Gazillion, Inc.		941,348	941,348	11/1/13
Intalio, Inc.		790,343	790,343	9/1/13
Krux Digital, Inc.		455,793	455,793	12/1/13
Queplix Corp.		234,420	234,420	7/1/13
SoundHound, Inc.		458,933	458,933	9/1/13
Validare, Inc.		212,497	212,497	10/1/13
Yap, Inc.		690,576	690,576	9/1/13
Subtotal:	15.2%	$5,020,810	$5,020,810

Technology Services
DigitalPath, Inc.		$758,765	$758,765	10/1/13
Subtotal:	2.3%	$758,765	$758,765

Wireless
July Systems, Inc.		$626,878	$626,878	9/1/13
Subtotal:	1.9%	$626,878	$626,878

Total: (Cost of $29,312,847)	88.5%	$29,312,847	$29,312,847

* No loans were classified as non-accrual as of December 31, 2010.

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

The Fund's cash equivalents were valued at the net asset value of the money market fund. As a result, these measurements are classified as Level 1. The valuation of the Fund's interest rate swap agreement is based on observable inputs for identical instruments in the market. As a result it is classified as a Level 2 liability.
The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets as of March 31, 2011 measured at fair value on a recurring basis:

As of March 31, 2011	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$65,647,365	$65,647,365
Other investment	—	—	—	—
Cash equivalents	1,678,068	—	—	1,678,068
Total assets	$1,678,068	$—	$65,647,365	$67,325,433

LIABILITIES
Interest Rate Swap Agreement	$—	$188,609	$—	$—
Total Liabilities	$—	$188,609	$—	$—

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	March 31, 2011
	Loans to borrowers	Other investment (convertible note)	Warrants	Stock
Beginning balance	$29,312,847	$250,000	$—	$—
Acquisitions and originations	40,951,107	—	3,064,829	—
Principal reductions	(4,386,589)	—	—	—
Distribution to shareholder	—	—	(3,064,829)	(853,755)
Converstion of note to stock	—	(250,000)	—	250,000
Conversion of receivable to stock	—	—	—	1,595
Net change in unrealized loss from investments	(230,000)
Net realized gain from investments	—	—	—	602,160
Ending balance	$65,647,365	$—	$—	$—

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

5.    CAPITAL STOCK

As of March 31, 2011, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2011 is $294.0 million.  Total contributed capital to the Company through March 31, 2011 was $88.2 million, of which $50.0 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2011. There was no distributions for the three months ended March 31, 2010 because the Fund was not in operation until June 29, 2010.

For the Period Ended
March 31, 2011
Cash distributions	$—
Distributions of equity securities	3,918,584

Total distributions to shareholder	$3,918,584

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

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

Borrowings under this facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing. The Fund pays a commitment fee of 0.325 percent (annual fee paid quarterly) based on the total commitment related to the facility.

Bank fees of $500,000 were incurred in connection with initially procuring the facility. The bank fees and other costs incurred have been capitalized and are being amortized on a straight line basis over the expected life of the facility (January 2014).

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline.

The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio.

There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2011, the Fund was in compliance with these covenants.

The following is the summary table of the facility draws as of March 31, 2011:

Draw Date	Amount	Maturity Date	Interest Rate
January 19, 2011	$8,000,000.00	4/21/2011	3.06%
February 3, 2011	$12,000,000.00	5/9/2011	3.07%
March 30, 2011	$6,000,000.00	4/1/2011	5.00%

7. INTEREST RATE SWAP AGREEMENT

On February 18, 2011, the Fund entered an interest rate swap transaction with Union Bank, N.A.with a notional principal amount of $20 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund pays a fixed rate of 1.67 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on January 14, 2014. As of March 31, 2011, the fair value of the interest rate swap was $(0.2) million and is recorded as accounts payable and other accrued liabilities in the Condensed Statement of Assets and Liabilities.

8. OTHER INVESTMENT

On September 30, 2010, the Fund acquired a convertible note in StemCentrx, LLC for $250,000. As of December 31, 2010, the fair value of the convertible note was determined to be $250,000 based on the estimated value of the shares of stock into which the note will convert, and the amount recorded as Other Assets in the Statement of Assets and Liabilities included the fair value of the note and the accrued interest of $1,595. On March 11, 2011, the note and its accrued interest were converted into series C preferred shares of stock in StemCentrx, LLC, and distributed to the Fund's shareholder.

9.  FINANCIAL HIGHLIGHTS

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

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.

Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

For the Three Months Ended
March 31, 2011

Total return*	(1.20)%

Per share amounts:
Net asset value, beginning of period	$331.07
Net investment loss	(2.92)
Net change in unrealized and realized gain from investments	1.83
Net increase (decrease) in net assets from operations	(1.09)
Capital contributions	110.00
Return of capital to shareholder	(39.19)

Net asset value, end of period	$400.79

Net assets, end of period	$40,079,432

Ratios to average net assets:

Expenses*	22.56%
Net investment loss*	(3.18)%
* Annualized

10.  SUBSEQUENT EVENTS

Subsequent events have been reviewed through May 12, 2011.  No additional disclosure is required.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is expected to become well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On June 29, 2010, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund electedto be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code with the filing of its federal corporate income tax return for either 2010 .  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

Results of Operations -For the three months ended March 31, 2011

The Fund did not commence operations until June 29, 2010, and thus only data for 2011 will be presented.

Total investment income for the three months ended March 31, 2011 was $1.8 million, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and late fees. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets (if any).

Management fees for the three months ended March 31, 2011 were $1.8 million. Management fees are calculated as 2.5 percent of the committed capital of the Company.

Total interest expense were $0.2 million for the three months ended March 31, 2011. The banking and professional fees for the three months ended March 31, 2011 was less than $0.1 million. The banking and professional fees was comprised of legal, audit, banking and other professional fees.

Total other operating expenses for the three months ended March 31, 2011 was less than $0.1 million, respectively.

Net investment loss for the three months ended March 31, 2011 was $0.3 million.

Total net realized gain from investments was $0.6 million for the three months ended March 31, 2011.

Net change in unrealized loss from investments was $0.2 million for the three months ended March 31, 2011.  The unrealized loss consists of fair market value adjustment taken against loans.

Net change in unrealized loss from hedging activities was $0.2 million for the three months ended March 31, 2011.

Net decrease in net assets resulting from operations for the three months ended March 31, 2011 was $0.1 million. On a per share basis, the net decrease in net assets resulting from operations was $1.09 for the three months ended March 31, 2011.

Liquidity and Capital Resources – March 31, 2011 and December 31, 2010

Total capital contributed to the Fund was $50.0 million as of March 31, 2011. Committed capital to the Company at March 31, 2011 was $294.0 million, of which $88.2 million has been called.  The remaining $205.8 million in committed capital as of March 31, 2011 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

On February 18, 2011, the Fund entered an interest rate swap transaction with Union Bank, N.A.with a notional principal amount of $20 million, to convert floating rate liabilities to fixed rates. The Fund pays a fixed rate of 1.67 percent and receive from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on January 14, 2014. The effect of the interest rate swap agreement is to convert a variable rate obligation into a fixed rate on the contract notional value.

As of March 31, 2011 and December 31, 2010, 2.4% and 14.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the period ended March 31, 2011.  Amounts disbursed under the Fund's loan commitments totaled approximately $41.0 million during the period ended March 31, 2011.  Net loan amounts outstanding after amortization and fair market adjustment increased by approximately $36.3 million for the same period.  Unexpired, unfunded commitments totaled approximately $45.2 million as of March 31, 2011.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustment	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2011	$73.6 million	$8.0 million	$65.6 million	$45.2 million
December 31, 2010	$32.6 million	$3.3 million	$29.3 million	$37.5 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the period ended March 31, 2011.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2010 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

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

Tax Status.  The Fund must meet a number of requirements to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify.  For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might be difficult to meet if the borrowers under some loans draw down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund's operations.  If the Fund experiences difficulty in meeting the diversification requirement for any quarter of its taxable year, it might accelerate capital calls or borrowings in order to increase the portion of the Fund's total assets represented by cash, cash items and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement.  However, the Fund would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund's return.  Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions.  Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund.

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

INVESTMENT RISKS

International Investments.  The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies.  Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.  Additionally, as discussed under “Remedies Upon Default” below, there may be practical and local law impediments to cost-

effective recovery against collateral located in a foreign country.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing VI, LLC for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $50.0 million of paid in capital during the period from June 29, 2010 through March 31, 2011 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 12, 2011	Date:	May 12, 2011

EXHIBIT INDEX

Exhibit Number	Description
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

Date: May 12, 2011

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

Date: May 12, 2011

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
May 12, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
May 12, 2011