Form 10-Q
period 2011-06-30
Venture Lending & Leasing VI, Inc.
filed 2011-08-11
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2011
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of June 30, 2011 and December 31, 2010

Condensed Statements of Operations (Unaudited) For the three and six months ended June 30, 2011 and the period ended June 30, 2010

Condensed Statements of Changes in Net Assets (Unaudited) For the six months ended June 30, 2011 and the period ended June 30, 2010

Condensed Statements of Cash Flows (Unaudited) For the six months ended June 30, 2011 and the period ended June 30, 2010

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

SIGNATURES

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30, 2011	December 31, 2010
ASSETS
Loans, at estimated fair value (Cost of $114,247,202 and $29,312,847)	$114,247,202	$29,312,847
Cash and cash equivalents	30,041,200	5,240,446
Other investment (Cost of $0 and $250,000)	—	250,000
Other assets	2,560,195	531,405

Total assets	146,848,597	35,334,698

LIABILITIES
Borrowings under debt facility	50,000,000	—
Accrued management fees	1,837,500	1,837,500
Accounts payable and other accrued liabilities	1,044,310	390,658

Total liabilities	52,881,810	2,228,158

NET ASSETS	$93,966,787	$33,106,540

Analysis of Net Assets:

Capital paid in on shares of capital stock	$106,025,000	$39,025,000
Return of capital distributions	(8,447,798)	(3,010,203)
Accumulated deficit	(3,610,415)	(2,908,257)
Net assets (equivalent to $939.67 and $331.07 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$93,966,787	$33,106,540

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND THE PERIOD ENDED JUNE 30, 2010*

	For the Three Months Ended	For the Period Ended	For the Six Months Ended	For the Period Ended
	June 30, 2011	June 30, 2010*	June 30, 2011	June 30, 2010*

INVESTMENT INCOME:
Interest on loans	$4,054,472	$658	$5,824,511	$658
Other interest and other income	6,264	—	14,752	—
Total investment income	4,060,736	658	5,839,263	658

EXPENSES:
Management fees	1,837,500	29,394	3,675,000	29,394
Organization costs	—	122,079	—	122,079
Interest expense	324,372	—	492,420	—
Banking and professional fees	22,973	7,588	71,848	7,588
Other operating expenses	22,216	4,843	38,395	4,843
Total expenses	2,207,061	163,904	4,277,663	163,904
Net investment income (loss)	1,853,675	(163,246)	1,561,600	(163,246)

Net realized gain (loss) from investments	(241,200)	—	360,960	—
Net change in unrealized gain from investments	230,000	—	—	—
Net change in realized and unrealized loss from hedging activities	(556,537)	—	(745,146)	—
Net realized and unrealized loss from investment and hedging activities	(567,737)	—	(384,186)	—

Net increase (decrease) in net assets resulting from operations	$1,285,938	$(163,246)	$1,177,414	$(163,246)
Net increase (decrease) in net assets resulting from operations per share	$12.86	$(1.63)	$11.77	$(1.63)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

* From June 29, 2010, commencement of operations, through June 30, 2010

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND THE PERIOD ENDED JUNE 30, 2010*

	For the Six Months Ended	For the Period Ended
	June 30, 2011	June 30, 2010*
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,561,600	$(163,246)
Net realized gain from investments	360,960	—
Net change in unrealized gain from investments	—	—
Net change in realized and unrealized loss from hedging activities	(745,146)	—

Net increase (decrease) in net assets resulting from operations	1,177,414	(163,246)

Distributions of income to shareholder	(1,879,573)
Return of capital distributions to shareholder	(5,437,594)	(85,132)
Capital share transactions	67,000,000	10,000,000
Increase in capital transactions	59,682,833	9,914,868

Total increase	60,860,247	9,751,622

Net assets
Beginning of period	33,106,540	25,000

End of period	$93,966,787	$9,776,622

* From June 29, 2010, commencement of operations, through June 30, 2010

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2011 AND THE PERIOD ENDED JUNE 30, 2010*

	For the Six Months Ended	For the Period Ended
	June 30, 2011	June 30, 2010*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$1,177,414	$(163,246)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized gain from investments	(360,960)	—
Net change in unrealized loss from hedging activities	702,158	—
Amortization of deferred costs related to borrowing facility	103,545	—
Net increase in other assets and other investment	(1,302,956)	(7,669)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(48,505)	222,397
Origination of loans	(96,280,896)	(625,000)
Principal payments on loans	11,087,622	98,814
Acquisition of equity securities	(6,445,693)	(85,132)
Net cash used in operating activities	(91,368,271)	(559,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from shareholder	67,000,000	10,000,000
Borrowings under debt facility	50,000,000	—
Payment of bank facility fees and costs	(830,975)	—
Net cash provided by financing activities	116,169,025	10,000,000
Net increase in cash and cash equivalents	24,800,754	9,440,164
CASH AND CASH EQUIVALENTS:
Beginning of period	5,240,446	25,000
End of period	$30,041,200	$9,465,164
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$183,994	$—
Settlement under interest rate swap agreement	$42,988	$—
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$7,317,167	$85,132
Receipt of equity securities as repayment of loans	$17,719	$—
Conversion of receivable to stock	$1,595	$—

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.The interim results for the three and six months ended June 30, 2011 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the period from June 29, 2010 to December 31, 2010.

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

Valuation Methods

As of June 30, 2011 and December 31, 2010, the financial statements include nonmarketable investments of $114,247,202 and $29,562,847 (or approximately 78% and 84% of total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

No loans were classified as non-accrual as of June 30, 2011 and as of December 31, 2010.

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

Interest Rate Swap Agreement

The Fund entered into an interest rate swap agreement to hedge its interest rate on its expected long term borrowings under its debt facility (see Note 7). The effect of the interest rate swap agreement is to convert a variable rate obligation into a fixed rate on the contract notional value. The purpose of the swap is to protect the Fund against rising interest rates on amounts that were borrowed. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investment activities and are included in net realized and unrealized gain (loss) from hedging activities in these financial statements. Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions . The fair value of the interest rate swap is recorded in accounts payable and other accrued liabilities in the Condensed Statement of Assets and Liabilities. The valuation of the swap agreement is based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.

Deferred Bank Fees

Through June 30, 2011, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was determined to be January 2014 (see Note 6).

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

On May 12, 2011, the FASB, together with the International Accounting Standards Board ("IASB"), jointly issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 is intended to converge the definition of fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards, and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 are effective for public entities for reporting periods (including interim periods) beginning after December 15, 2011. The Fund is currently evaluating the impact this adoption will have on its financial statements.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company ("RIC,") it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of June 30, 2011 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

3.    SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2011, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and six months ended June 30, 2011, the weighted-average interest rate on the performing loans was 18.12% and 17.55%.  For the period from June 29, 2010, commencement of operations, through June 30, 2010, the weighted-average interest rate on the performing loan was 22.51%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Loans as of June 30, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/11	6/30/2011	Maturity Date
Biotechnology
Stem CentRx, Inc.		$909,049	$909,049	1/1/2014
Subtotal:	1%	$909,049	$909,049

Computers & Storage
D-Wave Systems, Inc.		$795,501	$795,501	1/1/2014
Nexenta Systems, Inc.		1,805,539	1,805,539	3/1/2014
Veloxum, Inc.		398,361	398,361	2/1/2014
Subtotal:	3.2%	$2,999,401	$2,999,401

Internet
Care2, Inc.		$1,963,062	$1,963,062	9/1/2014
CloudTalk, Inc.		135,770	135,770	10/1/2013
DisplayLink, Ltd.		1,136,701	1,136,701	6/1/2013
Experience Project, Inc.		937,926	937,926	4/1/2014
FanBridge, Inc.		450,658	450,658	6/1/2014
Ignighter, Inc.		456,933	456,933	6/1/2014
Insider Guides, Inc.		1,090,401	1,090,401	5/1/2014
Involver, Inc.		236,419	236,419	3/1/2013
Juice in the City, Inc.		324,502	324,502	2/1/2014
LOLapps, Inc.		933,589	933,589	1/1/2014
Mojo Motors, Inc.		293,588	293,588	6/1/2014
Philotic, Inc.		104,269	104,269	8/1/2013
Quantcast Corp.		6,011,502	6,011,502	4/1/2014

Rivet Games, Inc.		923,724	923,724	6/1/2014
ShopSocial, Inc.		456,000	456,000	5/1/2014
Sittercity, Inc.		1,860,519	1,860,519	2/1/2014
Topsy Labs, Inc.		554,403	554,403	6/1/2014
Totsy, Inc.		1,669,192	1,669,192	3/1/2014
Ustream, Inc.		3,532,046	3,532,046	1/1/2014
WeddingWire, Inc.		906,771	906,771	2/1/2014
Youku.com, Inc.		1,877,573	1,877,573	7/1/2013
Subtotal:	27.5%	$25,855,548	$25,855,548

Medical Devices
Bacterin International Holdings, Inc.		$875,480	$875,480	11/1/2013
C8 Medisensors, Inc.		2,280,192	2,280,192	4/1/2014
Cayenne Medical, Inc.		1,886,771	1,886,771	3/1/2014
Cellscape Corp.		461,621	461,621	6/1/2014
ConforMIS, Inc.		2,190,820	2,190,820	5/1/2014
CV Ingenuity Corp.		729,095	729,095	4/1/2014
Fluxion Biosciences, Inc.		1,378,733	1,378,733	12/1/2013
Oculus Innovative Sciences, Inc.		1,251,798	1,251,798	9/1/2014
PEAK Surgical, Inc.		632,866	632,866	12/1/2013
Spinal Kinetics, Inc.		1,334,903	1,334,903	10/1/2013
Xlumena, Inc.		1,060,223	1,060,223	5/1/2014
Subtotal:	15%	$14,082,502	$14,082,502

Other Healthcare
Health Guru Media, Inc.		$1,807,041	$1,807,041	10/1/2014
Quantia Communications, Inc.		3,670,730	3,670,730	9/1/2014
Wellfount, Inc.		1,338,115	1,338,115	5/1/2014
Subtotal:	7.3%	$6,815,886	$6,815,886

Other Technology
Berkeley Bionics, Inc.		$887,980	$887,980	4/1/2014
Coulomb Technologies, Inc.		1,120,705	1,120,705	6/1/2013
EcoSMART Technologies, Inc.		1,374,378	1,374,378	3/1/2014
eIQ Energy, Inc.		388,678	388,678	6/1/2013
Laurus Energy, Inc.		1,196,183	1,196,183	5/1/2014
Lehigh Technologies, Inc.		2,441,069	2,441,069	7/1/2014
PlantSense, Inc.		446,369	446,369	8/1/2013
Solaria Corp.		2,134,997	2,134,997	9/1/2014
Svaya Nanotechnologies, Inc.		173,006	173,006	6/1/2014
Thoughtful Media Group, Inc.		1,276,672	1,276,672	6/1/2014
ZeaChem, Inc.		3,926,095	3,926,095	7/1/2013
Subtotal:	16.4%	$15,366,132	$15,366,132

Software
AcousticEye, Ltd.		$708,359	$708,359	12/1/2013
Appconomy, Inc.		466,994	466,994	4/1/2014

ClearPath, Inc.		1,073,090	1,073,090	6/1/2014
Corduro, Inc.		404,715	404,715	12/1/2013
D Software Inc.		70,684	70,684	1/1/2013
EnPrecis, Inc.		112,846	112,846	11/1/2013
Gazillion, Inc.		1,037,881	1,037,881	4/1/2014
gloStream, Inc.		1,401,838	1,401,838	5/1/2014
Image Vision Labs, Inc.		231,540	231,540	3/1/2014
Innerworkings Holdings, Ltd.		447,351	447,351	2/1/2014
Innotas, Inc.		823,077	823,077	3/1/2014
Intalio, Inc.		1,460,732	1,460,732	2/1/2014
Kareo, Inc.		340,083	340,083	2/1/2014
KIT Digital, Inc.		14,383,453	14,383,453	7/1/2014
Knowledge Adventure, Inc.		2,719,448	2,719,448	4/1/2014
Krux Digital, Inc.		468,003	468,003	12/1/2013
Lending Stream, Ltd.		1,811,121	1,811,121	12/1/2014
Lex Machina, Inc.		432,272	432,272	4/1/2014
Medsphere Systems Corp.		2,688,249	2,688,249	6/1/2014
Palantir Technologies, Inc.		9,425,748	9,425,748	3/1/2014
Queplix Corp.		399,464	399,464	8/1/2013
RightsFlow, Inc.		942,228	942,228	3/1/2014
SoundHound, Inc.		870,833	870,833	9/1/2013
Validare, Inc.		207,538	207,538	10/1/2013
WebLink International, Inc.		539,633	539,633	4/1/2014
XOS Technologies, Inc.		2,382,743	2,382,743	7/1/2014
Yap, Inc.		615,953	615,953	9/1/2013
Subtotal:	49.4%	$46,465,876	$46,465,876

Technology Services
DigitalPath, Inc.		$971,352	$971,352	4/1/2014
Subtotal:	1%	$971,352	$971,352

Wireless
GPShopper, LLC		$223,903	$223,903	2/1/2014
July Systems, Inc.		557,553	557,553	9/1/2013
Subtotal:	0.8%	$781,456	$781,456

Total: (Cost of $114,247,202)	121.6%	$114,247,202	$114,247,202
No loans were classified as non-accrual as of June 30, 2011

Loans as of December 31, 2010 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/10	12/31/10	Maturity Date
Biotechnology
Stem CentRx, Inc.		$936,471	$936,471	1/1/14
Subtotal:	2.8%	$936,471	$936,471

Computers & Storage
D-Wave Systems, Inc.		$409,767	$409,767	11/1/13
Subtotal:	1.2%	$409,767	$409,767

Internet
DisplayLink, Ltd.		$1,343,240	$1,343,240	6/1/13
Insider Guides, Inc.		382,684	382,684	12/1/13
Involver, Inc.		285,660	285,660	3/1/13
LOLapps, Inc.		453,810	453,810	11/1/13
PeerPong, Inc.		469,871	469,871	6/1/13
Philotic, Inc.		122,626	122,626	8/1/13
Quantcast Corp.		2,548,249	2,548,249	1/1/14
Sittercity, Inc.		461,036	461,036	11/1/13
Ustream, Inc.		3,445,372	3,445,372	1/1/14
WeddingWire, Inc.		328,400	328,400	10/1/13
Youku.com, Inc.		2,232,573	2,232,573	7/1/13
Subtotal:	36.5%	$12,073,521	$12,073,521

Medical Devices
Bacterin International Holdings, Inc.		$814,518	$814,518	11/1/13
Spinal Kinetics, Inc.		1,504,677	1,504,677	10/1/13
Subtotal:	7.0%	$2,319,195	$2,319,195

Other Technology
Coulomb Technologies, Inc.		$545,028	$545,028	6/1/13
EcoSMART Technologies, Inc.		463,689	463,689	10/1/13
eIQ Energy, Inc.		461,842	461,842	6/1/13
PlantSense, Inc.		449,866	449,866	8/1/13
ZeaChem, Inc.		4,670,162	4,670,162	7/1/13
Subtotal:	19.9%	$6,590,587	$6,590,587

Semiconductors & Equipment
SiPort, Inc.		$576,853	$576,853	9/1/13
Subtotal:	1.7%	$576,853	$576,853

Software
AcousticEye, Ltd.		$702,614	$702,614	12/1/13
Corduro, Inc.		450,196	450,196	12/1/13

D Software Inc.		84,090	84,090	1/1/13
Gazillion, Inc.		941,348	941,348	11/1/13
Intalio, Inc.		790,343	790,343	9/1/13
Krux Digital, Inc.		455,793	455,793	12/1/13
Queplix Corp.		234,420	234,420	7/1/13
SoundHound, Inc.		458,933	458,933	9/1/13
Validare, Inc.		212,497	212,497	10/1/13
Yap, Inc.		690,576	690,576	9/1/13
Subtotal:	15.2%	$5,020,810	$5,020,810

Technology Services
DigitalPath, Inc.		$758,765	$758,765	10/1/13
Subtotal:	2.3%	$758,765	$758,765

Wireless
July Systems, Inc.		$626,878	$626,878	9/1/13
Subtotal:	1.9%	$626,878	$626,878

Total: (Cost of $29,312,847)	88.5%	$29,312,847	$29,312,847
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

The following table presents the balances of assets as of June 30, 2011 measured at fair value on a recurring basis:

As of June 30, 2011	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$114,247,202	$114,247,202
Other investment	—	—	—	—
Cash equivalents	30,041,200	—	—	30,041,200
Total	$30,041,200	$—	$114,247,202	$144,288,402

LIABILITIES
Interest Rate Swap Agreement	$—	$702,158	$—	$—
Total	$—	$702,158	$—	$—

As of December 31, 2010	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$29,312,847	$29,312,847
Other investment	—	—	250,000	250,000
Cash equivalents	5,240,446	—	—	5,240,446
Total	$5,240,446	$—	$29,562,847	$34,803,293

LIABILITIES
Interest Rate Swap Agreement	—	—	—	—
Total	—	—	—	—

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	June 30, 2011
	Loans to borrowers	Warrants	Stock
Beginning balance	$65,647,365	$—	$—
Acquisitions and originations	55,329,789	3,380,864	17,719
Principal reductions	(6,718,752)	—	—
Distribution to shareholder	—	(3,380,864)	(17,719)
Conversion of note to stock	—	—	—
Conversion of receivable to stock	—	—	—
Net change in unrealized gain from investments	230,000	—	—
Net realized gain (loss) from investments	(241,200)	—	—
Ending balance	$114,247,202	$—	$—

	For the Six Months Ended
	June 30, 2011
	Loans to borrowers	Warrants	Stock
Beginning balance	$29,312,847	$—	$—
Acquisitions and originations	96,280,896	6,445,693	17,719
Principal reductions	(11,105,341)	—	—
Distribution to shareholder	—	(6,445,693)	(871,474)
Conversion of note to stock	—	—	250,000
Conversion of receivable to stock	—	—	1,595
Net realized gain (loss) from investments	(241,200)	—	602,160
Ending balance	$114,247,202	$—	$—

	For the Period Ended
	June 30, 2010
	Loans to borrowers	Warrants	Stock
Beginning balance	$—	$—	$—
Acquisitions and originations	625,000	85,132	—
Principal reductions	(98,814)	—	—
Distribution to shareholder	—	(85,132)	—
Ending balance	$526,186	$—	$—

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

5.    CAPITAL STOCK

As of June 30, 2011, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2011 is $294.0 million.  Total contributed capital to the Company through June 30, 2011 was $117.6 million, of which $106.0 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2011 and the period ended June 30, 2010.

	For the Six Months Ended	For the Period Ended
	June 30, 2011	June 30, 2010
Cash distributions	$—	$—
Distributions of equity securities	7,317,167	85,132

Total distributions to shareholder	$7,317,167	$85,132

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

On January 14, 2011, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $40 million. The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $125 million in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so. Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility. The facility will terminate on January 14, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.

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

Bank fees of $500,000 were incurred in connection with initially procuring the facility. The bank fees and other costs incurred have been capitalized and are being amortized to interest expense on a straight line basis over the expected life of the facility (January 2014).

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

There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2011, the Fund was in compliance with these covenants.

On May 26, 2011, the Fund increased the size of the amount available under the debt facility to $60 million. An additional $250,000 in bank fees were incurred in connection with the increase. The bank fees have been capitalized and are being amortized on a straight line basis over the expected life of the facility (January 2014). As of June 30, 2011, the Fund has a balance of $50.0 million under the facility.

The following is the summary of the outstanding facility draws as of June 30, 2011:

Draw Date	Amount	Maturity Date	Interest Rate
January 19, 2011	$8,000,000	7/20/2011	3.03%
February 3, 2011	$12,000,000	7/20/2011	3.02%
May 12, 2011	$20,000,000	7/20/2011	2.99%
June 1, 2011	$10,000,000	7/20/2011	2.98%
TOTAL OUTSTANDING	$50,000,000

7. INTEREST RATE SWAP AGREEMENT

On February 18, 2011, the Fund entered an interest rate swap transaction with Union Bank, N.A.with a notional principal amount of $20 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. On May 23, 2011, the notional principal amount was increased to $50 million. The Fund pays a fixed rate of 1.42 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on January 14, 2014. As of June 30, 2011, the fair value of the interest rate swap was $(0.7) million and is recorded as accounts payable and other accrued liabilities in the Condensed Statement of Assets and Liabilities.

8. OTHER INVESTMENT

On September 30, 2010, the Fund acquired a convertible note in Stem Centrx, LLC for $250,000. As of December 31, 2010, the fair value of the convertible note was determined to be $250,000 based on the estimated value of the shares of stock into which the note will convert, and the amount recorded as Other Assets in the Statement of Assets and Liabilities included the accrued interest on the note of $1,595. On March 11, 2011, the note and its accrued interest were converted into series C preferred shares of stock in Stem Centrx, LLC, and was distributed to the Fund's shareholder.

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

The ratios of expenses and net investment income to average net assets, calculated below, are annualized for the three and six months ended June 30, 2011 only and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended	For the Period Ended	For the Six Months Ended	For the Period Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Total return*	7.63%	(1.64)%	3.20%	(1.64)%

Per share amounts:
Net asset value, beginning of period	$400.79	$0.25	$331.07	$0.25
Net investment income (loss)	18.54	(1.63)	15.62	(1.63)
Net change in unrealized and realized gain from investments	(5.67)	—	(3.84)	—
Net increase (decrease) in net assets from operations	12.87	(1.63)	11.78	(1.63)
Capital contributions	560.00	100.00	670.00	100.00
Income distribution to shareholder	(18.80)	—	(18.80)	—
Return of capital to shareholder	(15.19)	(0.85)	(54.38)	(0.85)

Net asset value, end of period	$939.67	$97.77	$939.67	$97.77

Net assets, end of period	$93,966,787	$9,776,622	$93,966,787	$9,776,622

Ratios to average net assets:

Expenses*	13.03%	1.66%	16.35%	1.66%
Net investment income (loss)*	10.94%	(1.65)%	5.97%	(1.65)%
* Annualized for the three and six months ended June 30, 2011

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is expected to become well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On June 29, 2010, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code with the filing of its federal corporate income tax return for either 2010 .  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

Critical Accounting Policies

We identified and determined the most critical accounting principles upon which our financial statements depend by considering accounting policies that involve the most complex or subjective decisions or assessments.  Such critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.

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

Results of Operations -For the three and six months ended June 30, 2011 and for the period ended June 30, 2010

Total investment income for the three months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010 was $4.1 million and less than $0.1 million, respectively which primarily consisted of interest on the venture loans outstanding. Total investment income for the six months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010 was $5.8 million and less than $0.1 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees. The increase was primarily due to the increase in the average loan outstanding from $0.1 million for the period from June 29, 2010, commencement of operations, through June 30, 2010 to $89.5 million for the three months ended June 30, 2011; and from less than $0.1 million for the period from June 29, 2010, commencement of operations, through June 30, 2010 to $66.4 million for the six months ended June 30, 2011. This was partially offset by the decrease in the average interest rates from 22.51% for the period from June 29, 2010, commencement of operations, through June 30, 2010 to 18.12% for the three months ended June 30, 2011; and 22.51% for the period from June 29, 2010, commencement of operations, through June 30, 2010 to 17.55% for the six months ended June 30, 2011. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets (if any).

Management fees for the three months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010 were $1.8 million and less than $0.1 million. Management fees for the six months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010 were $3.7 million and less than $0.1 million. Management fees are calculated as 2.5 percent of the committed capital of the Company. The difference between the periods is due to the shorter time period for the partial period in fiscal year 2010.

Total interest expense was $0.3 million and $0 for the three months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, respectively. Total interest expense was $0.5 million and $0 for the six months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, respectively. The Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility on January 14, 2011. There was no loan facility during 2010.

The banking and professional fees was less than $0.1 million for the three and six months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, respectively. The banking and professional fees was comprised of legal, audit, banking and other professional fees.

Total other operating expenses for the three months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, was less than $0.1 million. Total other operating expenses for the six months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, was less than $0.1 million, respectively.

Net investment income (loss) for the three months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, was $1.9 million and $(0.2) million, respectively. Net investment income (loss) for the three months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010 was $1.6 million and $(0.2) million, respectively.

Total net realized loss from investments was $0.2 million and $0 for the three months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, respectively. Total net realized gain from investments was $0.4 million and $0 for the six months ended June 30, 2011, respectively.

Net change in unrealized gain from investments was $0.2 million and $0 for the three months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, respectively. Net change in unrealized loss from investments was $0 for the six months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, respectively.  The unrealized loss consists of fair market value adjustment taken against loans.

Net change in realized and unrealized loss from hedging activities was $0.6 million and $0 for the three months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, respectively.   Net change in realized and unrealized loss from hedging activities was $0.7 million and $0 for the six months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, respectively. The realized and unrealized loss consist of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered an interest rate swap transaction with Union Bank, N.A to convert floating rate liabilities to fixed rates on February 18, 2011. There was no swap transaction during 2010.

Net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010 was $1.3 million and $(0.2) million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $12.86 and $(1.63) for the three months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, respectively. Net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010,was $1.2 million and $(0.2) million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $11.77 and $(1.63) for the six months ended June 30, 2011 and for the period from June 29, 2010, commencement of operations, through June 30, 2010, respectively.

Liquidity and Capital Resources – June 30, 2011 and December 31, 2010

Total capital contributed to the Fund was $106.0 million as of June 30, 2011. Committed capital to the Company at June 30, 2011 was $294.0 million, of which $117.6 million has been called.  The remaining $176.4 million in committed capital as of June 30, 2011 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

On January 14, 2011, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $40 million. The Fund has the option to request that lenders providing such facility increase the borrowing availability thereunder to no more than $125 million in the aggregate, as commitments may be obtained, however, the lenders are under no obligation to do so. Additional fees would be required to be paid in order to upsize the facility. Loans under the facility may be, at the option of the Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans. The Fund will pay interest on its borrowings and will also pay a fee on the unused portion of the facility. On May 26, 2011, the Fund increased the size of the amount available under the debt facility to $60 million. The facility will terminate on January 14, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of June 30, 2011, the Fund has a balance of $50.0 million under the facility.

As of June 30, 2011 and December 31, 2010, 20.5% and 14.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2011. Amounts disbursed under the Fund's loan commitments totaled approximately $96.3 million during the six months ended June 30, 2011.  Net loan amounts outstanding after amortization and fair market adjustment increased by approximately $84.9 million for the same period.  Unexpired, unfunded commitments totaled approximately $41.7 million as of June 30, 2011.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2011	$128.9 million	$14.7 million	$114.2 million	$41.7 million
December 31, 2010	$32.6 million	$3.3 million	$29.3 million	$37.5 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the six months ended June 30, 2011.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing VI, LLC for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $106.0 million of paid in capital during the period from

June 29, 2010 through June 30, 2011 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 11, 2011	Date:	August 11, 2011

EXHIBIT INDEX

Exhibit Number	Description
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

Date: August 11, 2011

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

Date: August 11, 2011

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
August 11, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
August 11, 2011