Form 10-Q
period 2011-09-30
Venture Lending & Leasing VI, Inc.
filed 2011-11-10
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00799

Venture Lending & Leasing VI, Inc.
(Exact Name of Registrant as specified in its charter)

Maryland	27-1682622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102	Portola Valley, CA 94028
(Address of principal executive offices)	(Zip Code)

(650) 234-4300
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2011
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of September 30, 2011 and December 31, 2010

Condensed Statements of Operations (Unaudited) For the three and nine months ended September 30, 2011, the three months ended September 30, 2010 and the period ended September 30, 2010

Condensed Statements of Changes in Net Assets (Unaudited) For the nine months ended September 30, 2011 and the period ended September 30, 2010

Condensed Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2011 and the period ended September 30, 2010

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

SIGNATURES

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
ASSETS
Loans, at estimated fair value (Cost of $133,753,447 and $29,312,847)	$133,318,447	$29,312,847
Cash and cash equivalents	21,385,567	5,240,446
Other investment (Cost of $0 and $250,000)	—	250,000
Other assets	3,397,080	531,405

Total assets	158,101,094	35,334,698

LIABILITIES
Borrowings under debt facility	60,000,000	—
Accrued management fees	1,837,500	1,837,500
Accounts payable and other accrued liabilities	1,808,179	390,658

Total liabilities	63,645,679	2,228,158

NET ASSETS	$94,455,415	$33,106,540

Analysis of Net Assets:

Capital paid in on shares of capital stock	$106,025,000	$39,025,000
Return of capital distributions	(7,066,259)	(3,010,203)
Accumulated surplus (deficit)	(4,503,326)	(2,908,257)
Net assets (equivalent to $944.55 and $331.07 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$94,455,415	$33,106,540

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011, THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND THE PERIOD ENDED SEPTEMBER 30, 2010*

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010*

INVESTMENT INCOME:
Interest on loans	$6,106,596	$223,490	$11,931,107	$224,148
Other interest and other income	311	390	15,063	390
Total investment income	6,106,907	223,880	11,946,170	224,538

EXPENSES:
Management fees	1,837,500	1,848,380	5,512,500	1,877,774
Organization costs	—	—	—	122,079
Interest expense	455,984	—	948,404	—
Banking and professional fees	80,497	56,860	152,345	64,448
Other operating expenses	43,908	22,408	82,303	27,251
Total expenses	2,417,889	1,927,648	6,695,552	2,091,552
Net investment income (loss)	3,689,018	(1,703,768)	5,250,618	(1,867,014)

Net realized gain (loss) from investments	—	—	360,960	—
Net change in unrealized gain (loss) from investments	(435,000)	—	(435,000)	—
Net change in realized and unrealized gain (loss) from hedging activities	(538,891)	—	(1,284,037)	—
Net realized and unrealized gain (loss) from investment and hedging activities	(973,891)	—	(1,358,077)	—

Net increase (decrease) in net assets resulting from operations	$2,715,127	$(1,703,768)	$3,892,541	$(1,867,014)
Net increase (decrease) in net assets resulting from operations per share	$27.15	$(17.04)	$38.93	$(18.67)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

* From June 29, 2010, commencement of operations, through September 30, 2010

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND THE PERIOD ENDED SEPTEMBER 30, 2010*

	For the Nine Months Ended	For the Period Ended
	September 30, 2011	September 30, 2010*
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$5,250,618	$(1,867,014)
Net realized gain (loss) from investments	360,960	—
Net change in unrealized gain (loss) from investments	(435,000)	—
Net change in realized and unrealized gain (loss) from hedging activities	(1,284,037)	—

Net increase (decrease) in net assets resulting from operations	3,892,541	(1,867,014)

Distributions of income to shareholder	(5,487,610)	—
Return of capital distributions to shareholder	(4,056,056)	(1,393,398)
Capital share transactions	67,000,000	39,000,000
Increase (decrease) in capital transactions	57,456,334	37,606,602

Total increase(decrease)	61,348,875	35,739,588

Net assets
Beginning of period	33,106,540	25,000

End of period	$94,455,415	$35,764,588

* From June 29, 2010, commencement of operations, through September 30, 2010

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2011 AND THE PERIOD ENDED SEPTEMBER 30, 2010*

	For the Nine Months Ended	For the Period Ended
	September 30, 2011	September 30, 2010*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$3,892,541	$(1,867,014)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss (gain) from investments	(360,960)	—
Net change in unrealized loss (gain) from investments	435,000	—
Net change in unrealized loss (gain) from hedging activities	1,160,069	—
Amortization of deferred costs related to borrowing facility	159,786	—
Net decrease (increase) in other assets and other investment	(1,473,610)	(450,769)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	257,452	2,226,832
Origination of loans	(122,585,448)	(13,893,112)
Principal payments on loans	17,260,929	1,402,005
Acquisition of equity securities	(8,047,192)	(1,393,398)
Net cash provided by (used in) operating activities	(109,301,433)	(13,975,456)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from shareholder	67,000,000	39,000,000
Borrowings under debt facility	60,000,000	—
Payment of bank facility fees and costs	(1,553,446)	—
Net cash provided by (used in) financing activities	125,446,554	39,000,000
Net increase (decrease) in cash and cash equivalents	16,145,121	25,024,544
CASH AND CASH EQUIVALENTS:
Beginning of period	5,240,446	25,000
End of period	$21,385,567	$25,049,544
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$486,786	$—
Settlement under interest rate swap agreement	$123,968	$—
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$9,543,666	$1,393,398
Receipt of equity securities as repayment of loans	$642,719	$—
Conversion of receivable to stock	$1,595	$—
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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading.The interim results for the three and nine months ended September 30, 2011 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the period from June 29, 2010 to December 31, 2010.

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

Valuation Methods

As of September 30, 2011 and December 31, 2010, the financial statements include nonmarketable investments of $133,318,447 and $29,562,847 (or approximately 84% and 84% of total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of September 30, 2011 , a loan with a cost basis of $0.5 million and a fair value of $0.1 million, has been classified as nonaccrual. As of December 31, 2010, no loans were classified as nonaccruals.

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

Deferred Bank Fees

Through September 30, 2011, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was determined to be January 2014 (see Note 6). Starting in October 2011, the estimated life of the facility has changed to September 2014. Additional fees were paid in late September 2011 and the remaining fees and costs will be amortized based on the revised estimated life of the facility. The amortization of these costs are recorded in interest expense in the Condensed Statement of Operation.

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

On May 12, 2011, the FASB, together with the International Accounting Standards Board ("IASB"), jointly issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 is intended to converge the definition of fair value between U.S. generally accepted accounting principles and International Financial Reporting Standards, and improves consistency of disclosures relating to fair value. The provisions of ASU 2011-04 are effective for public entities for reporting periods (including interim periods) beginning after December 15, 2011. The Fund is currently evaluating the impact this adoption will have on its financial statements.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company ("RIC,") it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of September 30, 2011 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2011, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and nine months ended September 30, 2011, the weighted-average interest rate on the performing loans was 19.60% and 18.74%.  For the three months ended September 30, 2010, the weighted-average interest rate on the performing loan was 16.26%. For the period from June 29, 2010, commencement of operations, through September 30, 2010, the weighted-average interest rate on the performing loan was 15.61%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Loans as of September 30, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/11	9/30/2011	Maturity Date
Biotechnology
Stem CentRx, Inc.		$831,684	$831,684	1/1/2014
Subtotal:	0.9%	$831,684	$831,684

Computers & Storage
D-Wave Systems, Inc.		$736,513	$736,513	1/1/2014
Nexenta Systems, Inc.		1,829,805	1,829,805	3/1/2014
Veloxum, Inc.		397,815	397,815	2/1/2014
Subtotal:	3.1%	$2,964,133	$2,964,133

Internet
Aditive, Inc.		$461,822	$461,822	5/1/2014
Bloomspot, Inc.		4,617,614	4,617,614	1/1/2015
Care2, Inc.		1,990,923	1,990,923	9/1/2014
Catch.com, Inc.		1,386,430	1,386,430	5/1/2014
CloudTalk, Inc.		94,053	129,053	10/1/2013
DisplayLink, Ltd.		1,025,228	1,025,228	6/1/2013

Experience Project, Inc.		944,654	944,654	4/1/2014
FanBridge, Inc.		454,712	454,712	6/1/2014
Halogen Media Networks, Inc.		1,383,274	1,383,274	9/1/2014
Ignighter, Inc.		460,337	460,337	6/1/2014
Insider Guides, Inc.		1,684,364	1,684,364	9/1/2014
Involver, Inc.		209,643	209,643	3/1/2013
Juice in the City, Inc.		308,574	308,574	2/1/2014
LOLapps, Inc.		868,593	868,593	1/1/2014
Mojo Motors, Inc.		290,937	290,937	6/1/2014
Philotic, Inc.		94,595	94,595	8/1/2013
Piryx, Inc.		1,857,654	1,857,654	8/1/2014
PixelFish, Inc.		648,229	648,229	8/1/2014
Quantcast Corp.		5,780,829	5,780,829	4/1/2014
Rivet Games, Inc.		1,416,232	1,416,232	8/1/2014
Sittercity, Inc.		1,794,873	1,794,873	2/1/2014
Topsy Labs, Inc.		561,980	561,980	8/1/2014
Totsy, Inc.		1,683,189	1,683,189	3/1/2014
Ustream, Inc.		3,352,741	3,352,741	1/1/2014
WeddingWire, Inc.		836,853	836,853	2/1/2014
Youku.com, Inc.		1,687,701	1,687,701	7/1/2013
Subtotal:	38%	$35,896,034	$35,931,034

Medical Devices
C8 Medisensors, Inc.		2,303,314	2,303,314	4/1/2014
Cayenne Medical, Inc.		1,845,979	1,845,979	3/1/2014
Cellscape Corp.		464,514	464,514	6/1/2014
ConforMIS, Inc.		2,224,624	2,224,624	5/1/2014
CV Ingenuity Corp.		719,719	719,719	4/1/2014
Fluxion Biosciences, Inc.		1,271,103	1,271,103	12/1/2013
Oculus Innovative Sciences, Inc.		1,275,663	1,275,663	9/1/2014
Spinal Kinetics, Inc.		1,203,914	1,203,914	10/1/2013
Xlumena, Inc.		1,033,478	1,033,478	5/1/2014
Subtotal:	13.1%	$12,342,308	$12,342,308

Other Healthcare
Health Guru Media, Inc.		1,835,685	1,835,685	10/1/2014
Quantia Communications, Inc.		5,654,890	5,654,890	9/1/2014
Wellfount Corp.		1,364,367	1,364,367	5/1/2014
Subtotal:	9.4%	$8,854,942	$8,854,942

Other Technology
Berkeley Bionics, Inc.		$900,547	$900,547	4/1/2014
Coulomb Technologies, Inc.		1,008,335	1,008,335	6/1/2013
Demand Every Networks, Inc.		896,952	896,952	7/1/2014
EcoSMART Technologies, Inc.		1,342,761	1,342,761	3/1/2014
eIQ Energy, Inc.		349,562	349,562	6/1/2013
Laurus Energy, Inc.		1,207,565	1,207,565	5/1/2014

Lehigh Technologies, Inc.		2,618,935	2,618,935	10/1/2014
Myine Electronics, Inc		479,996	479,996	4/1/2014
PlantSense, Inc.		53,509	453,509	*
Relume Technologies, Inc		1,348,681	1,348,681	6/1/2014
Solaria Corp.		3,307,920	3,307,920	9/1/2014
Svaya Nanotechnologies, Inc.		524,952	524,952	9/1/2014
Thoughtful Media Group, Inc.		1,297,836	1,297,836	6/1/2014
ZeaChem, Inc.		3,529,619	3,529,619	7/1/2013
Subtotal:	20%	$18,867,170	$19,267,170

Software
AcousticEye, Ltd.		$651,851	$651,851	12/1/2013
Appconomy, Inc.		919,689	919,689	9/1/2014
ClearPath, Inc.		1,031,125	1,031,125	6/1/2014
Corduro, Inc.		371,915	371,915	12/1/2013
D Software Inc.		63,018	63,018	1/1/2013
EnPrecis, Inc.		103,791	103,791	11/1/2013
Gazillion, Inc.		1,403,881	1,403,881	7/1/2014
gloStream, Inc.		1,388,905	1,388,905	5/1/2014
Image Vision Labs, Inc.		355,551	355,551	6/1/2014
Innerworkings Holdings, Ltd.		440,239	440,239	2/1/2014
Innotas, Inc.		851,094	851,094	3/1/2014
Intalio, Inc.		1,379,923	1,379,923	2/1/2014
Kareo, Inc.		314,386	314,386	2/1/2014
KIT Digital, Inc.		14,552,103	14,552,103	7/1/2014
Knowledge Adventure, Inc.		2,740,449	2,740,449	4/1/2014
Krux Digital, Inc.		431,062	431,062	12/1/2013
Lending Stream, Ltd.		4,766,142	4,766,142	12/1/2014
Lex Machina, Inc.		440,343	440,343	4/1/2014
Medsphere Systems Corp.		2,709,844	2,709,844	6/1/2014
Palantir Technologies, Inc.		9,490,502	9,490,502	3/1/2014
Queplix Corp.		360,304	360,304	8/1/2013
RightsFlow, Inc.		948,222	948,222	3/1/2014
SoundHound, Inc.		793,267	793,267	9/1/2013
Validare, Inc.		190,300	190,300	10/1/2013
Vyumix, Inc.		18,803	18,803	10/1/2014
WebLink International, Inc.		837,257	837,257	7/1/2014
XOS Technologies, Inc.		2,534,127	2,534,127	10/1/2014
Subtotal:	53%	$50,088,093	$50,088,093

Technology Services
DigitalPath, Inc.		$909,209	$909,209	4/1/2014
Subtotal:	1%	$909,209	$909,209

Wireless
GPShopper, LLC		$213,956	$213,956	2/1/2014
July Systems, Inc.		2,350,918	2,350,918	10/1/2014

Subtotal:	2.7%	$2,564,874	$2,564,874

Total: (Cost of $133,753,447)	141.1%	$133,318,447	$133,753,447

As of September 30, 2011, a loan with a cost basis of $0.5 million and a fair value of $0.1 million has been classified as nonaccrual. This loan has been accelerated from original maturity and is due in its entirety. During the period for which the loans has been on non accrual status, no interest income has been recognized.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At September 30, 2011, the Fund had unexpired unfunded commitments to borrowers of $77.0 million.

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

The Fund's cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The valuation of the Fund's interest rate swap agreement is based on observable inputs for identical instruments in the market. As a result it is classified as a Level 2 liability.
The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets as of September 30, 2011 and December 31, 2010 measured at fair value on a recurring basis:

As of September 30, 2011	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$133,318,447	$133,318,447
Other investment	—	—	—	—
Cash equivalents	21,385,567	—	—	21,385,567
Total	$21,385,567	$—	$133,318,447	$154,704,014

LIABILITIES
Interest Rate Swap Agreement	$—	$1,160,069	$—	$—
Total	$—	$1,160,069	$—	$—

As of December 31, 2010	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$29,312,847	$29,312,847
Other investment	—	—	250,000	250,000
Cash equivalents	5,240,446	—	—	5,240,446
Total	$5,240,446	$—	$29,562,847	$34,803,293

LIABILITIES
Interest Rate Swap Agreement	—	—	—	—
Total	—	—	—	—

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	September 30, 2011
	Loans to borrowers	Other Investment	Warrants	Stock
Beginning balance	$114,247,202	$—	$—	$—
Acquisitions and originations	26,304,552	—	1,601,499	625,000
Principal reductions	(6,798,307)	—	—	—
Distribution to shareholder	—	—	(1,601,499)	(625,000)
Conversion of note to stock	—	—	—	—
Conversion of receivable to stock	—	—	—	—
Net change in unrealized gain (loss) from investments	(435,000)	—	—	—
Net realized gain (loss) from investments	—	—	—	—
Ending balance	$133,318,447	$—	$—	$—

	For the Nine Months Ended
	September 30, 2011
	Loans to borrowers	Other Investment	Warrants	Stock
Beginning balance	$29,312,847	$250,000	$—	$—
Acquisitions and originations	122,585,448	—	8,047,192	642,719
Principal reductions	(17,903,648)	—	—	—
Distribution to shareholder	—	—	(8,047,192)	(1,496,474)
Conversion of note to stock	—	(250,000)	—	250,000
Conversion of receivable to stock	—	—	—	1,595
Net change in unrealized gain (loss) from investments	(435,000)	—
Net realized gain (loss) from investments	(241,200)	—	—	602,160
Ending balance	$133,318,447	$—	$—	$—

	For the Three Months Ended
	September 30, 2010
	Loans to borrowers	Other Investment	Warrant
Beginning balance	$526,186	$—	$—
Acquisitions and originations	13,268,112	250,000	1,308,266
Principal reductions	(1,303,191)	—	—
Distribution to shareholder	—	—	(1,308,266)
Ending balance	$12,491,107	$250,000	$—

	For the Period Ended
	September 30, 2010*
	Loans to borrowers	Other Investment	Warrant
Beginning balance	$—	$—	$—
Acquisitions and originations	13,893,112	250,000	1,393,398
Principal reductions	(1,402,005)	—	—
Distribution to shareholder	—	—	(1,393,398)
Ending balance	$12,491,107	$250,000	$—
* From June 29, 2010, commencement of operations, through September 30, 2010

4.	EARNINGS PER SHARE

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

As of September 30, 2011, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2011 is $294.0 million.  Total contributed capital to the Company through September 30, 2011 was $117.6 million, of which $106.0 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2011 and the period ended September 30, 2010.

	For the Nine Months Ended	For the Period Ended
	September 30, 2011	September 30, 2010*
Cash distributions	$—	$—
Distributions of equity securities	9,543,666	1,393,398

Total distributions to shareholder	$9,543,666	$1,393,398
* From June 29, 2010, commencement of operations, through September 30, 2010

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

On January 14, 2011, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $40 million. On May 26, 2011, the Fund increased the size of the amount available under the debt facility to $60 million.  On September 23, 2011, the Fund entered into agreements with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA, which amended and restated the Loan Agreement in its entirety, and increased the size of the facility to $160 million.  Pursuant to the Loan Agreement, as so amended, the Fund has the option to request that the lenders providing such facility increase the borrowing availability thereunder to no more than $170 million in the aggregate, as commitments may be obtained. Loans under the facility may be, at the option of the Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans.

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of September 30, 2011, $60.0 million is outstanding under the facility.

Borrowings under this facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing. The Fund pays a commitment fee of 0.325 percent (annual fee paid quarterly) based on the total commitment related to the facility.  The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility.

Prior to the close of the $160 million facility in late September, bank fees of $750,000 were incurred in connection with the facility. The bank fees and other costs incurred had been capitalized and amortized to interest expense on a straight line basis over the original expected life of the facility (January 2014).  The remaining unamortized fees as well as the additional $663,382 in bank fees and other costs required to upsize the facility are being amortized over the new expected life of the facility (September 2014).

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2011, the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2011:

Draw/Roll-Over Date	Amount	Maturity Date	Interest Rate
July 20, 2011	$50,000,000	10/18/2011	3.01%
September 29, 2011	$10,000,000	10/18/2011	2.99%
TOTAL OUTSTANDING	$60,000,000

7. INTEREST RATE SWAP AGREEMENT

On February 18, 2011, the Fund entered an interest rate swap transaction with Union Bank, N.A.with a notional principal amount of $20 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. On May 23, 2011, the notional principal amount was increased to $50 million. On September 30, 2011, the notional principal amount was increased to $60 million.The Fund pays a fixed rate of 1.3625 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014. As of September 30, 2011, the fair value of the interest rate swap was $1.2 million and is recorded as accounts payable and other accrued liabilities in the Condensed Statement of Assets and Liabilities.

8. OTHER INVESTMENT

On September 30, 2010, the Fund acquired a convertible note in Stem Centrx, LLC for $250,000. As of December 31, 2010, the fair value of the convertible note was determined to be $250,000 based on the estimated value of the shares of stock into which the note will convert, and the amount recorded as Other Assets in the Statement of Assets and Liabilities included the accrued interest on the note of $1,595. On March 11, 2011, the note and its accrued interest were converted into series C preferred shares of stock in Stem Centrx, LLC, and was distributed to the Fund's shareholder. Therefore, as of September 30, 2011, the balance in the other investment account is $0.

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

The ratios of expenses and net investment income to average net assets, calculated below, are annualized for the three and nine months ended September 30, 2011 only and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Because of the relatively short duration of fiscal year 2010, annualizing the ratios of expenses and net investment income to average net assets for the three month ended September 30, 2010 and the period from June 29, 2010, commencement of operations, through September 30, 2010 would not be meaningful. Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Period Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Total return*	11.56%	(12.23)%	6.05%	(13.67)%

Per share amounts:
Net asset value, beginning of period	$939.67	$97.77	$331.07	$0.25
Net investment income (loss)	36.89	(17.04)	52.51	(18.67)
Net change in unrealized and realized gain (loss) from investments	(9.73)	—	(13.58)	—
Net increase (decrease) in net assets from operations	27.16	(17.04)	38.93	(18.67)
Capital contributions	—	290.00	670.00	390.00
Income distribution to shareholder	(36.10)	—	(54.89)
Return of capital to shareholder	13.82	(13.08)	(40.56)	(13.93)

Net asset value, end of period	$944.55	$357.65	$944.55	$357.65

Net assets, end of period	$94,455,415	$35,764,588	$94,455,415	$35,764,588

Ratios to average net assets:

Expenses*	10.29%	13.53%	13.45%	14.77%
Net investment income (loss)*	15.70%	(11.96)%	10.55%	(13.19)%
* Annualized for the three and nine months ended September 30, 2011 only

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is expected to become well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On June 29, 2010, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code with the filing of its federal corporate income tax return for 2010.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

Results of Operations -For the three and nine months ended September 30, 2011, for the three months ended September 30, 2010 and for the period ended September 30, 2010

Total investment income for the three months ended September 30, 2011 and September 30, 2010 was $6.1 million and $0.2 million, respectively which primarily consisted of interest on the venture loans outstanding. Total investment income for the nine months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30, 2010 was $11.9 million and $0.2 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash and forfeited commitment fees. The increase was primarily due to the increase in the average loans outstanding from $5.5 million for the three months ended September 30, 2010 to $124.6 million for the three months ended September 30, 2011; and from $5.5 million for the period from June 29, 2010, commencement of operations, through September 30, 2010 to $84.9 million for the nine months ended September 30, 2011. The increase was also due to several early loan payoffs in fiscal year 2011, which boosted the average yield from 16.26% for the three months ended September 30, 2010 to 19.60% for the three months ended September 30, 2011; and 15.61% for the period from June 29, 2010, commencement of operations, through September 30, 2010 to 18.74% for the nine months ended September 30, 2011. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Management fees for the three months ended September 30, 2011 and September 30, 2010 were $1.8 million and $1.8 million, respectively. Management fees for the nine months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30, 2010 were $5.5 million and $1.9 million, respectively. Management fees are calculated as 2.5 percent of the committed capital of the Company. The difference between the periods is due to the shorter time period for the partial period in fiscal year 2010.

Total interest expense was $0.5 million and $0 for the three months ended September 30, 2011 and September 30, 2010, respectively. Total interest expense was $0.9 million and $0 for the nine months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30,

2010, respectively. The Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility on January 14, 2011 (see Note 6). There was no loan facility during 2010.

The banking and professional fees was less than $0.1 million for the three months ended September 30, 2011 and September 30, 2010, respectively. The banking and professional fees was $0.2 million and less than $0.1 million for the nine months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30, 2010, respectively.The banking and professional fees was comprised of legal, audit, banking and other professional fees. These fees rose slightly in 2011 primarily because of increased professional fees as the Fund matured.

Total other operating expenses was less than $0.1 million for the three and nine months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30, 2010, respectively.

Net investment income (loss) for the three months ended September 30, 2011 and September 30, 2010, was $3.7 million and $(1.7) million, respectively. Net investment income (loss) for the nine months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30, 2010 was $5.3 million and $(1.9) million, respectively.

Total net realized gain from investments was $0 for the three months ended September 30, 2011 and September 30, 2010, respectively. Total net realized gain from investments was $0.4 million and $0 for the nine months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30, 2010, respectively.

Net change in unrealized loss from investments was $0.4 million and $0 for the three months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30, 2010, respectively.  The unrealized loss consists of fair market value adjustment taken against loans.

Net change in realized and unrealized loss from hedging activities was $0.5 million and $0 for the three months ended September 30, 2011 and September 30, 2010, respectively.   Net change in realized and unrealized loss from hedging activities was $1.3 million and $0 for the nine months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30, 2010, respectively. The realized and unrealized loss consist of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered an interest rate swap transaction with Union Bank, N.A to convert floating rate liabilities to fixed rates on February 18, 2011 (see Note 7). There was no swap transaction during 2010.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2011 and September 30, 2010 was $2.7 million and $(1.7) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $27.15 and $(17.04) for the three months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30, 2010, respectively. Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30, 2010 was $3.9 million and $(1.9) million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $38.93 and $(18.67) for the nine months ended September 30, 2011 and for the period from June 29, 2010, commencement of operations, through September 30, 2010, respectively.

Liquidity and Capital Resources – September 30, 2011 and December 31, 2010

Total capital contributed to the Fund was $106.0 million as of September 30, 2011. Committed capital to the Company at September 30, 2011 was $294.0 million, of which $117.6 million has been called.  The remaining $176.4 million in committed capital as of September 30, 2011 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

On January 14, 2011, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $40 million. Loans under the facility may be, at the option of the Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. On May 26, 2011, the Fund increased the size of the amount available under the debt facility to $60 million. On September 23, 2011, the Fund entered into agreements with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA, which amended and restated the Loan Agreement, and increased the size of the facility to $160 million. The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of September 30, 2011, the Fund has a balance of $60.0 million under the facility.

As of September 30, 2011 and December 31, 2010, 13.5% and 14.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2011. Amounts disbursed under the Fund's loan commitments totaled approximately $122.6 million during the nine months ended September 30, 2011.  Net loan amounts outstanding after amortization and fair market adjustment increased by approximately $104.0 million for the same period.  Unexpired, unfunded commitments totaled approximately $77.0 million as of September 30, 2011.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2011	$155.2 million	$21.9 million	$133.3 million	$77.0 million
December 31, 2010	$32.6 million	$3.3 million	$29.3 million	$37.5 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the nine months ended September 30, 2011.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing VI, LLC for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $106.0 million of paid in capital during the period from June 29, 2010 through September 30, 2011 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/S/ Maurice C. Werdegar	By:	/S/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 10, 2011	Date:	November 10, 2011

EXHIBIT INDEX

Exhibit Number	Description
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

Date: November 10, 2011

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

Date: November 10, 2011

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
November 10, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/S/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
November 10, 2011