Form 10-K
period 2011-12-31
Venture Lending & Leasing VI, Inc.
filed 2012-03-15
CIK 1482199

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 814-00799
VENTURE LENDING & LEASING VI, INC.
(Exact name of registrant as specified in its charter)

Maryland	27-1682622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA 94028
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:  (650) 234-4300

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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2012 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 9, 2012	III

PART I.

ITEM 1.	BUSINESSS
Introduction.
Venture Lending & Leasing VI, Inc. (the “Fund”) was incorporated in Maryland on January 11, 2010, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VI, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in January 2010.  As of December 31, 2011, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
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

On May 11, 2011, the Fund's Board of Directors resolved that the Fund is authorized to write puts and calls as a hedge for equity investments to increase return through a covered call. Such ability provides the Fund with an additional tool to pursue its fundamental investment objective of achieving a high total return.

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

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
All of the Fund's office space is provided by the Manager.

ITEM 3.	LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY ISSUES.
Not applicable

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's Common Stock at March 15, 2012 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2011, the Fund had distributed $26.0 million to date to its shareholder, of which $5.5 million was in cash.

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

	For the Year Ended	For the Period Ended
	December 31, 2011	December 31, 2010*
Statement of Operations Data:
Investment income:
Interest on loans	$18,988,607	$1,117,908
Other interest and other income	23,269	7,434
Total investment income	19,011,876	1,125,342
Expenses:
Management fees	7,350,000	3,715,274
Interest expense	1,662,063	—
Banking and professional fees	211,050	130,371
Organizational costs	—	122,079
Other operating expenses	120,789	65,875
Total expenses	9,343,902	4,033,599
Net investment income (loss)	9,667,974	(2,908,257)

Net realized gain from investments	360,960	—
Net change in unrealized loss from investments	(898,509)	—
Net realized and unrealized loss from hedging activities	(1,370,765)	—
Net realized and unrealized loss from investment and hedging activities	(1,908,314)	—

Net increase (decrease) in net assets resulting from operations	$7,759,660	$(2,908,257)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$77.60	$(29.08)
Weighted Average Shares Outstanding	100,000	100,000

	As of	As of
	December 31, 2011	December 31, 2010
Balance Sheet Data:
Loans	$174,777,564	$29,312,847
Net assets	$131,409,460	$33,106,540
*From June 29, 2010, commencement of operations, through December 31, 2010

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment. The actual value of the loans may differ from management’s estimates, which would affect net increase (decrease) in net assets resulting from operations as well as assets.
Results of Operations – For the year ended December 31, 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010

The Fund did not commence operations until June 29, 2010.
Total investment income for the year ended December 31, 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010 was $19.0 million and $1.1 million respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees. The average gross outstanding performing loans calculated on a monthly basis was $103.0 million as of December 31, 2011 and $12.4 million for the period from June 29, 2010, commencement of operations, through December 31, 2010. The average interest rate on gross outstanding performing loans was 18.44% for the year ended December 31, 2011 and 15.49% for the period ended December 31, 2010. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the year ended December 31, 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010 was $9.3 million and $4.0 million. Management fees were calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund was $7.4 million for the year ended December 31, 2011 and $3.7 million for the period from June 29, 2010, commencement of operations, through December 31, 2010.
Total interest expense was $1.7 million and $0 for the year ended December 31, 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively. The Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility on January 14, 2011 (see Note 6). There was no loan facility during 2010.
The banking and professional fees were $0.2 million and $0.1 million for the year ended December 31, 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively. The banking and professional fees was comprised of legal, audit and other professional fees. These fees rose slightly in 2011 primarily because of increased professional fees as the Fund matured.
Total organizational costs for the year ended December 31, 2011 and for the period from June 29, 2010, commencement of operations, through December 31, 2010 was $0.0 million and $0.1 million, respectively.
Other operating expenses were $0.1 million and $0.1 million for the year ended December 31, 2011 and for the period from June

29, 2010, commencement of operations, through December 31, 2010, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.

Net investment income (loss) for the year ended December 31, 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010 was $9.7 million and $(2.9) million, respectively.

Total net realized gain from investments was $0.4 million and $0.0 million for the year ended December 31, 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively. The realized gain consists of conversion of convertible note into stock, reduced by write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized loss from investments was $0.9 million and $0.0 million for the year ended December 31, 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively.  The unrealized loss consists of fair market value adjustments taken against loans.

Net change in realized and unrealized loss from hedging activities was $1.4 million and $0.0 million for the year ended December 31, 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively. The realized and unrealized loss consist of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered into an interest rate swap transaction with Union Bank, N.A to convert floating rate liabilities to fixed rates on February 18, 2011 (see Note 8). There was no swap transaction during 2010.
Net increase (decrease) in net assets resulting from operations for the year ended December 31, 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010 was $7.8 million and $(2.9) million, respectively. On a per share basis, for the year ended December 31, 2011 and for the period from June 29, 2010, commencement of operations, through December 31, 2010, there was a net increase (decrease) in net assets resulting from operations of $77.60 and $(29.08).

Liquidity and Capital Resources -- December 31, 2011 and 2010
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2011 the Company had received subscriptions for capital in the amount of $294.0 million, of which $169.1 million had been called and received. As of December 31, 2011, $124.9 million of capital remains uncalled, respectively. The remaining $124.9 million in committed capital as of December 31, 2011 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.
As of December 31, 2011 and December 31, 2010, 13% and 15%, respectively, of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2011. Amounts disbursed under the Fund’s loan commitments was $179.1 million for the year ended December 31, 2011. Net loan amounts outstanding after amortization and valuation adjustment were approximately $174.8 million as of December 31, 2011. Unexpired unfunded commitments as of December 31, 2011 were approximately $85.6 million.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2011	$211,741,026	$36,963,462	$174,777,564	$85,556,939
December 31, 2010	$32,624,166	$3,311,319	$29,312,847	$37,503,236
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
The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and the Fund distributes all equity investments upon receipt to the Company.
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the year ended December 31, 2011.
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

December 31, 2011 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Investment Income:
Interest on loans	$1,770,039	$4,054,472	$6,106,596	$7,057,500
Other interest and other income	8,488	6,264	311	8,206
Total investment income	1,778,527	4,060,736	6,106,907	7,065,706
Expenses:
Management fees	1,837,500	1,837,500	1,837,500	1,837,500
Interest expense	168,048	324,372	455,984	713,659
Banking and professional fees	48,875	22,973	80,497	58,705
Other operating expenses	16,179	22,216	43,908	38,486
Total expenses	2,070,602	2,207,061	2,417,889	2,648,350
Net investment income (loss)	(292,075)	1,853,675	3,689,018	4,417,356

Net realized gain (loss) from investments	602,160	(241,200)	—	—
Net change in unrealized gain (loss) from investments	(230,000)	230,000	(435,000)	(463,509)
Net change in realized and unrealized gain (loss) from hedging activities	(188,609)	(556,537)	(538,891)	(86,728)
Net realized and unrealized gain (loss) from investment and hedging activities	$183,551	$(567,737)	$(973,891)	$(550,237)
Net increase (decrease) in net assets resulting from operations	$(108,524)	$1,285,938	$2,715,127	$3,867,119
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$(1.09)	$12.86	$27.15	$38.67
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2010* (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Investment Income:
Interest on loans	$—	$658	$223,490	$893,760
Other interest and other income	—	—	390	7,044
Total investment income	—	658	223,880	900,804
Expenses:
Management fees	—	29,394	1,848,380	1,837,500
Interest expense	—	—	—	—
Banking and professional fees	—	7,588	56,860	65,923
Organization costs	—	122,079	—	—
Other operating expenses	—	4,843	22,408	38,624
Total expenses	—	163,904	1,927,648	1,942,047
Net investment income (loss)	—	(163,246)	(1,703,768)	(1,041,243)
Net increase (decrease) in net assets resulting from operations	$—	$(163,246)	$(1,703,768)	$(1,041,243)
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$—	$(1.63)	$(17.04)	$(10.41)
Weighted average shares outstanding	100,000	100,000	100,000	100,000
* From June 29, 2010, commencement of operations, through December 31, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2011.

ITEM 9.B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	67	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	47	Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	47	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	60	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	39	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 9, 2012 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Proposal 1 -- To Elect Five Directors of the Fund” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the Fund's Proxy Statement under the captions: “Other Information --

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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2011 and 2010
Statements of Operations for the periods ended December 31, 2011 and 2010
Statements of Changes in Net Assets for the periods ended December 31, 2011 and 2010
Statements of Cash Flows for the periods ended December 31, 2011 and 2010
Notes to Financial Statements
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

10.1	Custodian Agreement between the Fund and Wells Fargo Bank.

10.3
Form of Management Agreement between the Fund, and the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2010.

31.1 - 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 15, 2012		Date:	March 15, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ John Glynn	Director	March 15, 2012
John Glynn

By:	/S/ Roger V. Smith	Director	March 15, 2012
Roger V. Smith

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2012
Ronald W. Swenson

By:	/S/ John F. Cogan	Director	March 15, 2012
John F. Cogan

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 15, 2012
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing VI, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VI, Inc. (the "Fund"), as of December 31, 2011 and 2010, and the related statements of operations, cash flows, and changes in net assets for the year ended December 31, 2011, and for the period from June 29, 2010, commencement of operations, through December 31, 2010. These financial statements are the responsibility of the Fund's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our procedures included confirmation of loans owned as of December 31, 2011, by correspondence with the borrowers; where replies were not received, other auditing procedures were performed. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing VI, Inc. as of December 31, 2011 and 2010, and the results of its operations, its cash flows, and changes in its net assets for the year ended December 31, 2011, and for the period from June 29, 2010, commencement of operations, through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2, the financial statements include investments valued at $174.8 million (85% of total assets) and $29.6 million (84% of total assets) as of December 31, 2011 and 2010, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 15, 2012
San Francisco, California

VENTURE LENDING & LEASING VI, INC.
Statements of Assets and Liabilities
As of December 31, 2011 and December 31, 2010

	December 31, 2011	December 31, 2010
ASSETS
Loans, at estimated fair value
(Cost of $175,676,073 and $29,312,847)	$174,777,564	$29,312,847
Cash and cash equivalents	27,115,044	5,240,446
Other investment (Cost of $0 and $250,000)	—	250,000
Other assets	4,164,698	531,405

Total assets	206,057,306	35,334,698

LIABILITIES
Borrowings under debt facility	70,000,000	—
Accrued management fees	1,837,500	1,837,500
Accounts payable and other accrued liabilities	2,810,346	390,658

Total liabilities	74,647,846	2,228,158

NET ASSETS	$131,409,460	$33,106,540

Analysis of Net Assets:

Capital paid in on shares of capital stock	$152,525,000	$39,025,000
Return of capital distributions	(16,096,766)	(3,010,203)
Distributable income (accumulated deficit)	(5,018,774)	(2,908,257)
Net assets (equivalent to $1,314.09 and $331.07 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$131,409,460	$33,106,540

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Operations
For the Year Ended December 31, 2011 and for the Period Ended December 31, 2010*

	For the Year Ended	For the Period Ended
	December 31, 2011	December 31, 2010*
INVESTMENT INCOME:
Interest on loans	$18,988,607	$1,117,908
Other interest and other income	23,269	7,434
Total investment income	19,011,876	1,125,342

EXPENSES:
Management fees	7,350,000	3,715,274
Interest expense	1,662,063	—
Banking and professional fees	211,050	130,371
Organizational costs	—	122,079
Other operating expenses	120,789	65,875
Total expenses	9,343,902	4,033,599
Net investment income (loss)	9,667,974	(2,908,257)

Net realized gain (loss) from investments	360,960	—
Net change in unrealized gain (loss) from investments	(898,509)	—
Net realized and unrealized gain (loss) from hedging activities	(1,370,765)	—
Net realized and unrealized gain (loss) from investment and hedging activities	(1,908,314)	—

Net increase (decrease) in net assets resulting from operations	$7,759,660	$(2,908,257)
Net increase (decrease) in net assets resulting from operations per share	$77.60	$(29.08)
Weighted average shares outstanding	100,000	100,000

* From June 29, 2010, commencement of operations, through December 31, 2010

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Changes In Net Assets
For the Year Ended December 31, 2011 and for the Period Ended December 31, 2010*

	For the Year ended	For the Period Ended
	December 31, 2011	December 31, 2010*
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$9,667,974	$(2,908,257)
Net realized gain (loss) from investments	360,960	—
Net change in unrealized gain (loss) from investments	(898,509)	—
Net realized and unrealized gain (loss) from hedging activities	(1,370,765)	—

Net increase (decrease) in net assets resulting from operations	7,759,660	(2,908,257)
Distributions of income to shareholder	(9,870,177)	—
Return of capital to shareholder	(13,086,563)	(3,010,203)
Contributions from shareholder	113,500,000	39,000,000
Total increase (decrease)	98,302,920	33,081,540

Net assets
Beginning of year	33,106,540	25,000

End of year	$131,409,460	$33,106,540

* From June 29, 2010, commencement of operations, through December 31, 2010

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Cash Flows
For the Year Ended December 31, 2011 and for the Period Ended December 31, 2010*

	For the Year Ended	For the Period Ended
	December 31, 2011	December 31, 2010*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$7,759,660	$(2,908,257)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) from investments	(360,960)	—
Net change in unrealized loss (gain) from investments	898,509	—
Net change in unrealized loss (gain) from hedging activities	1,212,010	—
Amortization of deferred costs related to borrowing facility	279,296	—
Net decrease (increase) in other assets	(2,302,402)	(530,954)
Net increase (decrease) in accounts payable, other accrued
liabilities, and accrued management fees	1,207,679	2,228,157
Origination of loans	(179,116,860)	(32,624,166)
Principal payments on loans	31,802,947	3,311,319
Acquisition of equity securities	(15,893,500)	(3,010,203)
Purchase of other investment	—	(250,000)
Net cash provided by (used in) operating activities	(154,513,621)	(33,784,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	113,500,000	39,000,000
Cash distribution to shareholder	(5,500,000)	—
Borrowing under debt facility	70,000,000	—
Payment of bank facility fees and costs	(1,611,781)	(450)
Net cash provided by (used in) financing activities	176,388,219	38,999,550
Net increase in cash and cash equivalents	21,874,598	5,215,446
CASH AND CASH EQUIVALENTS:
Beginning of year	5,240,446	25,000
End of year	$27,115,044	$5,240,446
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest	$958,985	$—
Settlement under interest rate swap agreement	$158,755	$—
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$17,456,740	$3,010,203
Receipt of equity securities as repayment of loans	$709,486	$—
Conversion of receivable to stock	$1,595	$—
Conversion from note to stock	$250,000	$—

* From June 29, 2010, commencement of operations, through December 31, 2010

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Notes to Financial Statements for the Years Ended December 31, 2011 and for the Period Ended December 31, 2010*
1. ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund's investment objective is to achieve a superior risk-adjusted investment return.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  The Fund's investing activities focus primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund generally distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.

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
Valuation Methods
At December 31, 2011 and 2010, the financial statements include nonmarketable investments ($174.8 million and $29.6 million or approximately 85% and 84% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
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
Debt securities held as Short-term Investments are valued based on current bid quotations of recognized dealers or, when market quotations are not readily available, based on appraisals received from a pricing service using a computerized matrix system, or based upon appraisals derived from information concerning the securities or similar securities received from recognized dealers in the securities.  Notwithstanding the foregoing, debt securities with remaining maturities of ninety (90) days or fewer generally are valued by amortizing the difference between their last available fair value and their par value, provided such amount is not materially different from quoted price.  As of December 31, 2011, the Fund held no short-term investments.
Interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk.  Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to reference rate, as well as time value and other factors underlying swap instruments.

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
As of December 31, 2011, loans with a cost basis of $1.5 million and a fair value of $0.7 million, have been classified as non-accrual. No loans were classified as non-accrual as of December 31, 2010 .
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
Interest Rate Swap Agreement

The Fund entered into an interest rate swap agreement to hedge its interest rate on its expected long term borrowings under its debt facility (see Note 8). The effect of the interest rate swap agreement is to convert a variable rate obligation into a fixed rate on the contract notional value. The purpose of the swap is to protect the Fund against rising interest rates on amounts that were borrowed. Unrealized gains and losses from hedging activities of $1.2 million have been separately reported from unrealized gains and losses from investment activities and are included in net realized and unrealized gain (loss) from hedging activities in these financial statements. Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions of $0.2 million. The fair value of the interest rate swap is recorded in accounts payable and other accrued liabilities in the Statement of Assets and Liabilities. The valuation of the swap agreement is based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.
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
Challenges in Financial Markets
The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  Volatility in the global financial markets reached unprecedented levels during the past few years, and these conditions may continue into the near future. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing as well as the current economic environment have resulted in a low volume of purchase and sale transactions, limiting the number of observable inputs available to Management in making their estimates of fair value. This market turmoil could have a material adverse effect on the Fund's business and operations. Market turmoil could impact the Fund's ability to increase the size of its facility, should it seek to do so, thereby decreasing the Fund's ability to utilize leverage to maximize the return it achieves on investments.

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  The weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

Deferred Bank Fees

Through December 31, 2011, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was determined to be January 2014 (see Note 6). Starting in October 2011, the estimated life of the facility has changed to September 2014. Additional fees were paid in late September 2011 and the remaining fees will be amortized based on the revised estimated life of the facility. The amortization of these costs are recorded in interest expense in the Statements of Operations.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 Fair Value Measurements to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level III fair value measurements (i.e., to present such items on a gross basis rather than on a net basis) for fiscal years beginning after December 15, 2010. The Fund adopted this guidance on January 1, 2011. As the adoption of this guidance was primarily limited to enhanced disclosures, such adoption did not have a material impact on the Fund's 2011 financial statements.

In May 2011, FASB issued ASU 2011-04 , Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends guidance on fair value measurements to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements (e.g., to require entities to disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy) and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) quantitative information about the significant unobservable inputs used in the measurement, and (2) a description of the valuation processes used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly fair value measurements, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of assets and liabilities but for which the fair value is required to be disclosed.

The amended guidance is to be applied prospectively and is effective for public entities (like the Fund) for interim and annual periods beginning after December 15, 2011, with early application permitted (but not earlier than interim periods beginning after December 15, 2011). As the impact of the guidance is primarily limited to enhanced disclosures, adoption is not expected to have a material impact on the Fund's financial statements.

Tax Status
As long as the Fund qualifies as a Regulated Investment Company (“RIC”), it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its RIC status, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits will be taxable to its shareholder as ordinary income.  As of December 31, 2011, the Fund had no uncertain tax positions.
The Fund's tax years open to examination by major jurisdictions are 2010 and forward.
3.  SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2011, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the year ended December 31, 2011, the weighted average interest rate on gross performing loans was 18.44%. For the period from June 29, 2010, commencement of operations, through December 31, 2010, the weighted average interest rate on gross performing loans was 15.49%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Loans as of December 31, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/11	12/31/2011	Maturity Date
Biotechnology
Stem CentRx, Inc.		$751,244	$751,244	1/1/2014
Subtotal:	0.6%	$751,244	$751,244

Computers & Storage
D-Wave Systems, Inc.		$674,688	$674,688	1/1/2014
Nexenta Systems, Inc.		1,682,407	1,682,407	3/1/2014
Veloxum, Inc.		411,505	411,505	9/1/2014
Subtotal:	2.1%	$2,768,600	$2,768,600

Internet
Aditive, Inc.		$440,426	$440,426	5/1/2014
Bloomspot, Inc.		4,648,333	4,648,333	1/1/2015
Care2, Inc.		2,020,234	2,020,234	9/1/2014
Catch.com, Inc.		1,360,178	1,360,178	5/1/2014

CloudTalk, Inc.		86,148	121,148	10/1/2013
Vision Media International, Ltd.		2,714,042	2,714,042	12/1/2014
DisplayLink, Ltd.		907,901	907,901	6/1/2013
EDO Interactive, Inc.		2,641,537	2,641,537	11/1/2014
Experience Project, Inc.		894,959	894,959	4/1/2014
EyeView, Inc.		302,687	302,687	6/1/2014
FanBridge, Inc.		944,738	944,738	11/1/2014
Halogen Media Networks, Inc.		1,393,318	1,393,318	9/1/2014
Hexify, Inc.		373,745	373,745	11/1/2014
Ignighter, Inc.		464,941	464,941	6/1/2014
incuBET, Inc.		252,002	252,002	11/1/2014
Insider Guides, Inc.		1,548,162	1,548,162	9/1/2014
Involver, Inc.		618,434	618,434	6/1/2014
Juice in the City, Inc.		1,204,214	1,204,214	10/1/2014
Jun Group, LLC		1,234,305	1,234,305	11/1/2014
LOLapps, Inc.		786,437	786,437	1/1/2014
Mojo Motors, Inc.		278,899	278,899	6/1/2014
PerformLine, Inc.		269,414	269,414	10/1/2014
Philotic, Inc.		84,575	84,575	8/1/2013
Piryx, Inc.		1,871,911	1,871,911	8/1/2014
PixelFish, Inc.		659,231	659,231	8/1/2014
Quantcast Corp.		14,469,460	14,469,460	4/1/2015
Rivet Games, Inc.		1,415,200	1,415,200	8/1/2014
Santa.com, Inc.		894,056	894,056	10/1/2014
The SavvySource For Parents, Inc.		437,397	437,397	11/1/2014
Sittercity, Inc.		1,643,578	1,643,578	2/1/2014
Topsy Labs, Inc.		1,038,963	1,038,963	12/1/2014
Totsy, Inc.		1,738,293	1,738,293	3/1/2014
Ustream, Inc.		3,061,079	3,061,079	1/1/2014
WeddingWire, Inc.		757,101	757,101	2/1/2014
Youku.com, Inc.		1,489,072	1,489,072	7/1/2013
Subtotal:	41.8%	$54,944,970	$54,979,970

Medical Devices
C8 Medisensors, Inc.		$2,186,727	$2,186,727	4/1/2014
Cayenne Medical, Inc.		1,693,997	1,693,997	3/1/2014
Cellscape Corp.		468,667	468,667	6/1/2014
ConforMIS, Inc.		4,654,016	4,654,016	5/1/2014
CV Ingenuity Corp.		667,574	667,574	4/1/2014
Fluxion Biosciences, Inc.		1,158,583	1,158,583	12/1/2013
HourGlass Technologies, Inc.		849,947	849,947	11/1/2014
O2 MedTech, Inc.		864,917	864,917	7/1/2014
Oculus Innovative Sciences, Inc.		2,264,620	2,264,620	2/1/2015
Oseeon Therapeutics, Inc.		739,059	739,059	5/1/2014
Spinal Kinetics, Inc.		1,066,967	1,066,967	10/1/2013
Xlumena, Inc.		974,529	974,529	5/1/2014
Subtotal:	13.4%	$17,589,603	$17,589,603

Other Healthcare
Counsyl, Inc.		$4,337,661	$4,337,661	11/1/2014
Health Guru Media, Inc.		1,851,467	1,851,467	10/1/2014
Pathway Genomics Corp.		2,158,714	2,158,714	12/1/2014
Quantia Communications, Inc.		5,677,125	5,677,125	9/1/2014
Wellfount Corp.		1,339,894	1,339,894	5/1/2014
Subtotal:	11.7%	$15,364,861	$15,364,861

Other Technology
Coulomb Technologies, Inc.		$890,910	$890,910	6/1/2013
Demand Every Networks, Inc.		909,216	909,216	7/1/2014
EcoSMART Technologies, Inc.		1,230,420	1,230,420	3/1/2014
eIQ Energy, Inc.		308,653	308,653	6/1/2013
Ekso Bionics, Inc.		1,337,856	1,337,856	10/1/2014
Laurus Energy, Inc.		1,149,098	1,149,098	5/1/2014
Lehigh Technologies, Inc.		2,974,107	2,974,107	10/1/2014
Myine Electronics, Inc.		458,770	458,770	4/1/2014
PlantSense, Inc.		—	453,509	*
Relume Technologies, Inc		1,966,714	1,966,714	8/1/2014
Solaria Corp.		3,094,938	3,094,938	9/1/2014
Svaya Nanotechnologies, Inc.		989,230	989,230	12/1/2014
Thoughtful Media Group, Inc.		1,322,514	1,322,514	6/1/2014
ZeaChem, Inc.		3,115,900	3,115,900	7/1/2013
Subtotal:	15.0%	$19,748,326	$20,201,835

Security
Kinamik, Inc.		$438,633	$438,633	7/1/2014
Pandesa Corp.		225,018	225,018	9/1/2014
Uplogix, Inc.		2,508,151	2,508,151	12/1/2014
Subtotal:	2.4%	$3,171,802	$3,171,802

Software
AcousticEye, Ltd.		$490,481	$660,481	*
Appconomy, Inc.		887,458	887,458	9/1/2014
ClearPath, Inc.		957,109	957,109	6/1/2014
Corduro, Inc.		247,565	337,565	12/1/2013
D Software Inc.		54,630	54,630	1/1/2013
EnPrecis, Inc.		94,320	94,320	11/1/2013
Gazillion, Inc.		1,348,862	1,348,862	8/1/2014
gloStream, Inc.		1,306,878	1,306,878	5/1/2014
Image Vision Labs, Inc.		337,251	337,251	6/1/2014
Innerworkings Holdings, Ltd.		626,718	626,718	10/1/2014
Innotas, Inc.		788,115	788,115	3/1/2014
Intalio, Inc.		1,254,570	1,254,570	2/1/2014
Kareo, Inc.		287,673	287,673	2/1/2014
KIT Digital, Inc.		14,727,074	14,727,074	7/1/2014

Knowledge Adventure, Inc.		3,445,759	3,445,759	12/1/2014
Krux Digital, Inc.		392,575	392,575	12/1/2013
Lending Stream, Ltd.		4,782,498	4,782,498	12/1/2014
Lex Machina, Inc.		420,446	420,446	4/1/2014
Medsphere Systems Corp.		2,654,347	2,654,347	6/1/2014
NewVoiceMedia, Ltd.		1,757,906	1,757,906	7/1/2014
Palantir Technologies, Inc.		8,701,780	8,701,780	3/1/2014
PivotLink, Inc.		3,736,844	3,736,844	12/1/2014
Queplix Corp.		196,838	346,838	*
SoundHound, Inc.		712,638	712,638	9/1/2013
Validare, Inc.		172,028	172,028	10/1/2013
Vizit, Inc.		452,433	452,433	11/1/2014
Vyumix, Inc.		59,564	59,564	12/1/2014
WebLink International, Inc.		1,104,630	1,104,630	10/1/2014
XOS Technologies, Inc.		2,392,461	2,392,461	10/1/2014
Subtotal:	41.4%	$54,391,451	$54,801,451

Technology Services
DigitalPath, Inc.		$1,068,954	$1,068,954	10/1/2014
Perfect Market, Inc.		381,555	381,555	12/1/2014
Subtotal:	1.1%	$1,450,509	$1,450,509

Wireless
Cellfire, Inc.		$927,008	$927,008	12/1/2014
GPShopper, LLC		196,750	196,750	2/1/2014
July Systems, Inc.		2,315,847	2,315,847	10/1/2014
StarMaker Interactive, Inc.		236,242	236,242	1/1/2015
Zipit Wireless, Inc.		920,351	920,351	10/1/2014
Subtotal:	3.5%	$4,596,198	$4,596,198
Total: (Cost of $175,676,073)	133.0%	$174,777,564	$175,676,073

*As of December 31, 2011, loans with a costs basis of $1.5 million and fair value of $0.7 million have been classified as nonaccrual. These loans have been accelerated from original maturity and are due in its entirety. During the period for which these loans have been on non accrual status, no interest income has been recognized.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2011 and 2010, the Fund had unexpired unfunded commitments to borrowers of $85.6 million and $37.5 million.
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
The Fund's cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund's investment in the interest rate swap is based on quotes from the market makers and therefore, is classified as Level 2. The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2011	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$174,777,564	$174,777,564
Cash equivalents	27,115,044	—	—	27,115,044
Total assets	$27,115,044	$—	$174,777,564	$201,892,608

LIABILITIES
Interest rate swap agreement	—	$1,212,010	—	$1,212,010
Total liabilities	—	$1,212,010	—	$1,212,010

As of December 31, 2010	Level 1	Level 3	Total
ASSETS:
Loans to borrowers	$—	$29,312,847	$29,312,847
Other investment	—	250,000	250,000
Cash equivalents	5,240,446	—	5,240,446
Total assets	$5,240,446	$29,562,847	$34,803,293

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2011
	Loans to borrowers	Other investment	Warrant	Stock
Beginning balance	$29,312,847	$250,000	$—	$—
Acquisitions and originations	179,116,860	—	15,711,142	891,844
Principal reductions	(32,512,434)	—	—	—
Conversion from note to stock	—	(250,000)	—	250,000
Distribution to shareholder	—	—	(15,711,142)	(1,745,599)
Conversion of receivable to stock	—	—	—	1,595
Net change in unrealized gain (loss) from investments	(898,509)	—	—	—
Net realized gain (loss) from investments	(241,200)	—	—	602,160
Ending balance	$174,777,564	$—	$—	$—

	For Period Ended December 31, 2010*
	Loans to borrowers	Other investment
Beginning balance	$—	$—
Acquisitions and originations	32,624,166	250,000
Principal reductions	(3,311,319)	—
Ending balance	$29,312,847	$250,000

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
5.  CAPITAL STOCK
As of December 31, 2011, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $294.0 million.  Total contributed capital to the Company through December 31, 2011 was $169.1 million, of which $152.5 million was contributed to the Fund.
The chart below shows the distributions of the Fund for the year ended December 31, 2011 and the period from June 29, 2010, commencement of operations through December 31, 2010.

	For the Year Ended	For the Period Ended
	December 31, 2011	December 31, 2010*
Cash distributions	$5,500,000	$—
Distributions of equity securities	17,456,740	3,010,203

Total distributions to shareholder	$22,956,740	$3,010,203
* From June 29, 2010, commencement of operations, through December 31, 2010

6. DEBT FACILITY

On January 14, 2011, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $40 million. On May 26, 2011, the Fund increased the size of the amount available under the debt facility to $60 million.  On September 23, 2011, the Fund entered into agreements with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA,

which amended and restated the Loan Agreement in its entirety, and increased the size of the facility to $160 million.  Pursuant to the Loan Agreement, as so amended, the Fund has the option to request that the lenders providing such facility increase the borrowing availability thereunder to no more than $170 million in the aggregate, as commitments may be obtained. However, the lenders are under no obligation to do so. Loans under the facility may be, at the option of the Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans.

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of December 31, 2011, $70 million is outstanding under the facility.

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

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants, including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2011, the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of December 31, 2011:

Draw/Roll-Over Date	Amount	Draw Maturity Date	Interest Rate
October 18, 2011	$60,000,000	1/18/2012*	3.16%
November 29, 2011	$10,000,000	1/18/2012*	3.14%
TOTAL OUTSTANDING	$70,000,000
*Loans were subsequently combined and rolled for a 90-day LIBOR loan, maturing on April 18, 2012.

7. MANAGEMENT AND RELATED PARTIES

Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on June 29, 2010.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $7.4 million and $3.7 million were recognized as expenses for year ended December 31, 2011 and for the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively.
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
8. INTEREST RATE SWAP AGREEMENT
On February 18, 2011, the Fund entered an interest rate swap transaction with Union Bank, N.A.with a notional principal amount of $20 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. On May 23, 2011, the notional principal amount was increased to $50 million. On September 30, 2011, the notional principal amount was increased to $60 million. On December 1, 2011, the notional principal amount was increased to $70 million. The Fund pays a fixed rate of 1.37 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014. As of December 31, 2011, the fair value of the interest rate swap was $1.2 million and is recorded as accounts payable and other accrued liabilities in the Condensed Statement of Assets and Liabilities.
9. OTHER INVESTMENT
On September 30, 2010, the Fund acquired a convertible note in StemCentrx, LLC for $250,000. As of December 31, 2010, the fair value of the convertible note was determined to be $250,000 based on the estimated value of the shares of stock that the note will convert into. Accrued interest of $1,595 was recorded as a portion of Other Assets in the Statement of Assets and Liabilities. On March 11, 2011, the note and its accrued interest were converted into series C preferred shares of stock in Stem Centrx, LLC, and was distributed to the Fund's shareholder. Therefore, as of December 31, 2011, the balance in the other investment account is $0.
10. FINANCIAL HIGHLIGHTS
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
The ratios of expenses and net investment income (loss) to average net assets, calculated below, are annualized for the year ended December 31, 2011 only and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Because of the relatively short duration of fiscal year 2010, annualizing the ratios of expenses and net investment income to average net assets for the period from June 29, 2010, commencement of operations, through December 31, 2010 would not be meaningful. Net investment income is inclusive of all investment income net of expenses, and excludes net realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Period Ended
	December 31, 2011	December 31, 2010*

Total return	8.10%	(17.83)%

Per share amounts:
Net asset value, beginning of period	$331.07	$0.25
Net investment income (loss)	96.68	(29.08)
Net change in unrealized and realized loss from investment and hedging activities	(19.09)	—
Net increase (decrease) in net assets resulting from operations	77.59	(29.08)
Distributions of income to shareholder	(98.70)	—
Return of capital to shareholder	(130.87)	(30.10)
Contributions from shareholder	1,135.00	390.00
Net asset value, end of period	$1,314.09	$331.07

Net assets, end of period	$131,409,460	$33,106,540

Ratios to average net assets:
Expenses	11.85%	16.27%
Net investment income (loss)	12.26%	(11.73)%
* From June 29, 2010, commencement of operations, through December 31, 2010