Form 10-Q
period 2012-03-31
Venture Lending & Leasing VI, Inc.
filed 2012-05-11
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 11, 2012
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of March 31, 2012 and December 31, 2011

Condensed Statements of Operations (Unaudited) For the three months ended March 31, 2012 and March 31, 2011

Condensed Statements of Changes in Net Assets (Unaudited) For the three months ended March 31, 2012 and March 31, 2011

Condensed Statements of Cash Flows (Unaudited) For the three months ended March 31, 2012 and March 31, 2011

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Issues

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
ASSETS
Loans, at estimated fair value (Cost of $218,430,622 and $175,676,073)	$217,107,113	$174,777,564
Cash and cash equivalents	18,977,290	27,115,044
Other assets	4,553,074	4,164,698

Total assets	240,637,477	206,057,306

LIABILITIES
Borrowings under debt facility	88,000,000	70,000,000
Accrued management fees	1,837,500	1,837,500
Accounts payable and other accrued liabilities	2,955,921	2,810,346

Total liabilities	92,793,421	74,647,846

NET ASSETS	$147,844,056	$131,409,460

Analysis of Net Assets:

Capital paid in on shares of capital stock	$172,525,000	$152,525,000
Return of capital distributions	(18,972,057)	(16,096,766)
Distributable income (accumulated deficit)	(5,708,887)	(5,018,774)
Net assets (equivalent to $1,478.44 and $1,314.09 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$147,844,056	$131,409,460

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011

INVESTMENT INCOME:
Interest on loans	$8,756,858	$1,770,039
Other interest and other income	159,489	8,488
Total investment income	8,916,347	1,778,527

EXPENSES:
Management fees	1,837,500	1,837,500
Organization costs	—	—
Interest expense	850,051	168,048
Banking and professional fees	123,155	48,875
Other operating expenses	23,408	16,179
Total expenses	2,834,114	2,070,602
Net investment income (loss)	6,082,233	(292,075)

Net realized gain (loss) from investments	—	602,160
Net change in unrealized gain (loss) from investments	(425,000)	(230,000)
Net realized and change in unrealized gain (loss) from hedging activities	(396,706)	(188,609)
Net realized and change in unrealized gain (loss) from investment and hedging activities	(821,706)	183,551

Net increase (decrease) in net assets resulting from operations	$5,260,527	$(108,524)
Net increase (decrease) in net assets resulting from operations per share	$52.61	$(1.09)
Weighted average shares outstanding	100,000	100,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$6,082,233	$(292,075)
Net realized gain (loss) from investments	—	602,160
Net change in unrealized gain (loss) from investments	(425,000)	(230,000)
Net change in realized and unrealized gain (loss) from hedging activities	(396,706)	(188,609)

Net increase (decrease) in net assets resulting from operations	5,260,527	(108,524)

Distributions of income to shareholder	(5,950,639)	—
Return of capital to shareholder	(2,875,292)	(3,918,584)
Capital contributions	20,000,000	11,000,000
Increase (decrease) in capital transactions	11,174,069	7,081,416

Total increase (decrease)	16,434,596	6,972,892

Net assets
Beginning of period	131,409,460	33,106,540

End of period	$147,844,056	$40,079,432

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2012 AND MARCH 31, 2011

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$5,260,527	$(108,524)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss (gain) from investments	—	(602,160)
Net change in unrealized loss (gain) from investments	425,000	230,000
Net change in unrealized loss (gain) from hedging activities	265,112	188,609
Amortization of deferred costs related to borrowing facility	121,682	47,644
Net decrease (increase) in other assets	(506,375)	(447,723)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(119,536)	332,055
Origination of loans	(58,686,201)	(40,951,107)
Principal payments on loans	15,667,719	4,386,589
Acquisition of equity securities	(4,191,999)	(3,064,829)
Net cash provided by (used in) operating activities	(41,764,071)	(39,989,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(4,370,000)	—
Contribution from shareholder	20,000,000	11,000,000
Borrowings under debt facility	18,000,000	26,000,000
Payment of bank facility fees and costs	(3,683)	(572,932)
Net cash provided by (used in) financing activities	33,626,317	36,427,068
Net increase (decrease) in cash and cash equivalents	(8,137,754)	(3,562,378)
CASH AND CASH EQUIVALENTS:
Beginning of period	27,115,044	5,240,446
End of period	$18,977,290	$1,678,068
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$594,913	$372,017
Settlement under interest rate swap agreement	$131,594	—
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$4,455,931	$3,918,584
Receipt of equity securities as repayment of loans	$178,329	$—
Receipt of equity securities as payment for waiver	$85,603	$—
Conversion of receivable to stock	$—	$1,595
Conversion of note to stock	$—	$250,000

See Notes to Condensed Financial Statements

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2012 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Valuation Methods

As of March 31, 2012 and December 31, 2011, the financial statements include nonmarketable investments of $217.1 million and $174.8 million (or approximately 90% and 85% of total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board of Directors. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

Fair value is the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants. There is no secondary market for the loans, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. We have evaluated these factors and have concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery would have the effect of lowering the value of the current portfolio of loans.

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

As of March 31, 2012, loans with a cost basis of $3.0 million and a fair value of $1.8 million, have been classified as non-accrual. As of December 31, 2011, loans with cost basis of $1.5 million and a fair value of $0.7 million have been classified as non-accrual.

Cash Equivalents

Money market funds held as Cash Equivalents are valued at their most recently traded net asset value.

Derivatives Instruments

Interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to reference rate, as well as time value and other factors underlying swap instruments.

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

Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the three months ended March 31, 2012, the Fund is using the volatility rate ranging from 41% to 62%. The effect of a hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended March 31, 2012, the Fund is assuming the average duration of a warrant is 3 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended March 31, 2012, the Fund is using monthly risk free rate of 0.0051%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On annual basis, the Fund engages an independent valuation company to provide us with valuation assistance. This company evaluates our valuation methodology and makes sure that the assumptions made in the valuation model remain reasonable.
The inputs of the modified Black-Scholes option pricing model are refreshed every quarter. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of third party calculation and that the source of data is reliable and consistent with the way in which calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of input information. All calculations of warrant values are performed by one employee and reviewed by a second party.

Other Assets and Liabilities
As of March 31, 2012 and December 31, 2011, the fair values of Other Assets and Liabilities approximated their carrying values because of the short-term nature of these assets or liabilities based on Level 2 inputs.
As of March 31, 2012 and December 31, 2011, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $88.0 million and $70.0 million, respectively.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

Interest Rate Swap Agreement

The Fund entered into an interest rate swap agreement to hedge its interest rate on its expected long term borrowings under its debt facility (see Note 7). The effect of the interest rate swap agreement is to convert a variable rate obligation into a fixed rate on the contract notional value. The purpose of the swap is to protect the Fund against rising interest rates on amounts that were borrowed. Unrealized gains and losses from hedging activities of $(0.3) million have been separately reported from unrealized gains and losses from investment activities and are included in net realized and unrealized gain (loss) from hedging activities in these financial statements for the three months ended March 31, 2012. Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions of $0.1 million. The fair value of the interest rate swap is recorded in accounts payable and other accrued liabilities in the Condensed Statement of Assets and Liabilities.

Deferred Bank Fees

Through March 31, 2012, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which currently is through September 2014. The amortization of these costs are recorded in interest expense in the Condensed Statement of Operations (see Note 6).

Recently Issued Accounting Pronouncements
In May 2011, FASB issued ASU 2011-04 , Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends guidance on fair value measurements to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements (e.g., to require entities to disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy) and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) quantitative information about the significant unobservable inputs used in the measurement, and (2) a description of the valuation processes used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly fair value measurements, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of assets and liabilities but for which the fair value is required to be disclosed.
The amended guidance is to be applied prospectively and is effective for public entities (like the Fund) for interim and annual periods beginning after December 15, 2011, with early application permitted (but not earlier than interim periods beginning after December 15, 2011). The Fund adopted this guidance on January 1, 2012. As the impact of the guidance is primarily limited to enhanced disclosures, adoption did not have a material impact on the Fund's 2012 financial statements.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company ("RIC") it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of March 31, 2012 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2012, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2012, the weighted-average interest rate on the performing loans was 18.42% .  For the three months ended March 31, 2011, the weighted-average interest rate on the performing loan was 16.45%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Loans as of March 31, 2012 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/12	3/31/2012	Maturity Date
Biotechnology
Stem CentRx, Inc.		$667,604	$667,604	1/1/2014
Subtotal:	0.5%	$667,604	$667,604

Carrier Networking
VocalNet, LLC		$363,001	$363,001	5/1/2015
Subtotal:	0.2%	$363,001	$363,001

Computers & Storage
D-Wave Systems, Inc.		$609,877	$609,877	1/1/2014
Nexenta Systems, Inc.		1,528,054	1,528,054	3/1/2014
Veloxum, Inc.		316,093	416,093	*
Subtotal:	1.7%	$2,454,024	$2,554,024
Internet
Aditive, Inc.		$403,985	$403,985	5/1/2014
Blekko, Inc.		2,573,558	2,573,558	9/1/2015
Bloomspot, Inc.		4,680,333	4,680,333	1/1/2015

Care2, Inc.		1,879,563	1,879,563	9/1/2014
Catch.com, Inc.		1,250,964	1,250,964	5/1/2014
CloudTalk, Inc.		50,105	150,105	*
Direct Media Technologies, Inc.		2,746,031	2,746,031	12/1/2014
DisplayLink, Ltd.		784,413	784,413	6/1/2013
EDO Interactive, Inc.		2,671,852	2,671,852	11/1/2014
Experience Project, Inc.		814,304	814,304	4/1/2014
FanBridge, Inc.		908,685	908,685	11/1/2014
FlipTop, Inc.		456,494	456,494	2/1/2015
Halogen Media Networks, Inc.		1,405,875	1,405,875	9/1/2014
Hexify, Inc.		382,111	382,111	11/1/2014
Identified, Inc.		2,314,681	2,314,681	9/1/2015
Ignighter, Inc.		428,867	428,867	6/1/2014
incuBET, Inc.		307,643	307,643	2/1/2015
Insider Guides, Inc.		1,402,049	1,402,049	9/1/2014
Involver, Inc.		1,026,828	1,026,828	7/1/2014
isocket, Inc.		916,192	916,192	1/1/2015
Juice in the City, Inc.		1,159,837	1,159,837	10/1/2014
Jun Group, LLC		1,262,419	1,262,419	11/1/2014
Komli Media, Inc.		7,039,565	7,039,565	11/1/2015
LOLapps, Inc.		701,014	701,014	1/1/2014
ModeWalk, Inc.		462,763	462,763	1/1/2015
Mojo Motors, Inc.		253,587	253,587	6/1/2014
PerformLine, Inc.		421,236	421,236	1/1/2015
Philotic, Inc.		74,197	74,197	8/1/2013
Piryx, Inc.		1,831,335	1,831,335	8/1/2014
PixelFish, Inc.		1,328,104	1,328,104	8/1/2014
Quantcast Corp.		14,234,946	14,234,946	4/1/2015
Radius Intelligence, Inc.		559,030	559,030	6/1/2015
Relay Network, LLC		908,458	908,458	3/1/2015
Rivet Games, Inc.		646,623	1,246,623	*
Santa.com, Inc.		856,825	856,825	10/1/2014
The SavvySource For Parents, Inc.		921,155	921,155	1/1/2015
Sittercity, Inc.		1,485,992	1,485,992	2/1/2014
StitchFix, Inc.		466,813	466,813	1/1/2015
TangoCard, Inc.		455,462	455,462	3/1/2015
Topsy Labs, Inc.		1,114,865	1,114,865	4/1/2015
Ustream, Inc.		2,757,598	2,757,598	1/1/2014
Vertical Acuity, Inc.		639,977	639,977	12/1/2014
WeddingWire, Inc.		674,129	674,129	2/1/2014
Youku.com, Inc.		1,281,282	1,281,282	7/1/2013
Subtotal:	46.6%	$68,941,745	$69,641,745

Medical Devices
Avedro, Inc.		$4,662,094	$4,662,094	1/1/2015
C8 Medisensors, Inc.		4,975,472	4,975,472	2/1/2015

Cayenne Medical, Inc.		1,535,853	1,535,853	3/1/2014
Cellscape Corp.		430,365	430,365	6/1/2014
ConforMIS, Inc.		4,259,117	4,259,117	5/1/2014
CV Ingenuity Corp.		602,927	602,927	4/1/2014
Fluxion Biosciences, Inc.		1,040,950	1,040,950	12/1/2013
HourGlass Technologies, Inc.		866,223	866,223	11/1/2014
MimOSA, Inc.		463,920	463,920	2/1/2015
NasoForm, Inc.		371,137	371,137	2/1/2015
O2 MedTech, Inc.		829,759	829,759	7/1/2014
Oculus Innovative Sciences, Inc.		2,312,948	2,312,948	2/1/2015
Oseeon Therapeutics, Inc.		688,971	688,971	5/1/2014
Spinal Kinetics, Inc.		923,789	923,789	10/1/2013
Xlumena, Inc.		885,351	885,351	5/1/2014
Subtotal:	16.8%	$24,848,876	$24,848,876

Other Healthcare
Counsyl, Inc.		$4,399,873	$4,399,873	5/1/2015
Health Guru Media, Inc.		3,299,994	3,299,994	12/1/2014
Pathway Genomics Corp.		2,186,478	2,186,478	12/1/2014
Quantia Communications, Inc.		5,593,858	5,593,858	9/1/2014
Wellfount Corp.		2,678,213	2,678,213	10/1/2014
Subtotal:	12.3%	$18,158,416	$18,158,416

Other Technology
Coulomb Technologies, Inc.		$768,192	$768,192	6/1/2013
Demand Every Networks, Inc.		840,476	840,476	7/1/2014
EcoSMART Technologies, Inc.		1,113,324	1,113,324	3/1/2014
eIQ Energy, Inc.		265,868	265,868	6/1/2013
Ekso Bionics, Inc.		1,270,427	1,270,427	10/1/2014
Laurus Energy, Inc.		1,052,122	1,052,122	5/1/2014
Lehigh Technologies, Inc.		2,753,426	2,753,426	1/1/2015
Myine Electronics, Inc.		700,207	700,207	1/1/2015
Pinnacle Engines, Inc.		829,673	829,673	1/1/2015
PlantSense, Inc.		78,165	166,675	*
Relume Technologies, Inc.		1,842,762	1,842,762	8/1/2014
Solaria Corp.		2,872,212	2,872,212	9/1/2014
Svaya Nanotechnologies, Inc.		923,876	923,876	12/1/2014
Thoughtful Media Group, Inc.		1,225,478	1,225,478	6/1/2014
ZeaChem, Inc.		7,246,503	7,246,503	4/1/2015
Subtotal:	16.1%	$23,782,711	$23,871,221

Security
Kinamik, Inc.		$636,080	$636,080	7/1/2014
Pandesa Corp.		433,553	433,553	2/1/2015
Uplogix, Inc.		2,533,576	2,533,576	12/1/2014
Subtotal:	2.4%	$3,603,209	$3,603,209

Software
AcousticEye, Ltd.		$490,481	$660,481	*
Appconomy, Inc.		2,199,739	2,199,739	4/1/2015
Artificial Solutions ASH AB		1,277,465	1,277,465	2/1/2015
ClearPath, Inc.		1,103,180	1,103,180	11/1/2014
Corduro, Inc.		276,862	366,862	5/1/2014
D Software, Inc.		45,451	45,451	1/1/2013
EnPrecis, Inc.		84,414	84,414	11/1/2013
Gazillion, Inc.		1,225,336	1,225,336	8/1/2014
gloStream, Inc.		1,212,432	1,212,432	7/1/2014
Image Vision Labs, Inc.		307,871	307,871	6/1/2014
Innerworkings Holdings, Ltd.		591,709	591,709	10/1/2014
Innotas, Inc.		721,023	721,023	3/1/2014
Intalio, Inc.		1,123,697	1,123,697	2/1/2014
Kareo, Inc.		259,902	259,902	2/1/2014
KIT Digital, Inc.		14,025,387	14,025,387	7/1/2014
Knowledge Adventure, Inc.		3,217,689	3,217,689	12/1/2014
Krux Digital, Inc.		352,475	352,475	12/1/2013
Lending Stream, Ltd.		4,799,501	4,799,501	12/1/2014
Lex Machina, Inc.		384,849	384,849	4/1/2014
Mantara, Inc.		1,797,217	1,797,217	2/1/2015
Medsphere Systems Corp.		2,436,526	2,436,526	6/1/2014
NewVoiceMedia, Ltd.		1,684,918	1,684,918	7/1/2014
Palantir Technologies, Inc.		7,881,131	7,881,131	3/1/2014
PivotLink, Inc.		3,775,042	3,775,042	12/1/2014
Queplix Corp.		175,338	350,338	*
SoundHound, Inc.		628,821	628,821	9/1/2013
STG-Impact Holdings Corp.		10,351,848	10,351,848	3/1/2016
Validare, Inc.		152,662	152,662	10/1/2013
Vizit, Inc.		457,111	457,111	11/1/2014
Vyumix, Inc.		139,141	139,141	2/1/2015
WebLink International, Inc.		1,050,902	1,050,902	10/1/2014
XOS Technologies, Inc.		2,189,772	2,189,772	10/1/2014
Subtotal:	44.9%	$66,419,892	$66,854,892

Technology Services
BountyJobs, Inc.		$1,362,493	$1,362,493	2/1/2015
DigitalPath, Inc.		1,365,921	1,365,921	1/1/2015
Perfect Market, Inc.		390,844	390,844	12/1/2014
Subtotal:	2.1%	$3,119,258	$3,119,258

Wireless
Cellfire, Inc.		$934,433	$934,433	12/1/2014
GPShopper, LLC		178,640	178,640	2/1/2014
July Systems, Inc.		2,274,528	2,274,528	10/1/2014
StarMaker Interactive, Inc.		431,971	431,971	2/1/2015
Zipit Wireless, Inc.		928,805	928,804	10/1/2014

Subtotal:	3.2%	$4,748,377	$4,748,376

Total: (Cost of $218,430,622)	146.8%	$217,107,113	$218,430,622

*As of March 31, 2012, loans with a cost basis of $3.0 million and a fair value of $1.8 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which the loans has been on non accrual status, no interest income has been recognized.

Loans as of December 31, 2011 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/11	12/31/2011	Maturity Date
Biotechnology
Stem CentRx, Inc.		$751,244	$751,244	1/1/2014
Subtotal:	0.6%	$751,244	$751,244

Computers & Storage
D-Wave Systems, Inc.		$674,688	$674,688	1/1/2014
Nexenta Systems, Inc.		1,682,407	1,682,407	3/1/2014
Veloxum, Inc.		411,505	411,505	9/1/2014
Subtotal:	2.1%	$2,768,600	$2,768,600

Internet
Aditive, Inc.		$440,426	$440,426	5/1/2014
Bloomspot, Inc.		4,648,333	4,648,333	1/1/2015
Care2, Inc.		2,020,234	2,020,234	9/1/2014
Catch.com, Inc.		1,360,178	1,360,178	5/1/2014
CloudTalk, Inc.		86,148	121,148	10/1/2013
Vision Media International, Ltd.		2,714,042	2,714,042	12/1/2014
DisplayLink, Ltd.		907,901	907,901	6/1/2013
EDO Interactive, Inc.		2,641,537	2,641,537	11/1/2014
Experience Project, Inc.		894,959	894,959	4/1/2014
EyeView, Inc.		302,687	302,687	6/1/2014
FanBridge, Inc.		944,738	944,738	11/1/2014
Halogen Media Networks, Inc.		1,393,318	1,393,318	9/1/2014
Hexify, Inc.		373,745	373,745	11/1/2014
Ignighter, Inc.		464,941	464,941	6/1/2014
incuBET, Inc.		252,002	252,002	11/1/2014
Insider Guides, Inc.		1,548,162	1,548,162	9/1/2014
Involver, Inc.		618,434	618,434	6/1/2014
Juice in the City, Inc.		1,204,214	1,204,214	10/1/2014
Jun Group, LLC		1,234,305	1,234,305	11/1/2014
LOLapps, Inc.		786,437	786,437	1/1/2014
Mojo Motors, Inc.		278,899	278,899	6/1/2014
PerformLine, Inc.		269,414	269,414	10/1/2014
Philotic, Inc.		84,575	84,575	8/1/2013
Piryx, Inc.		1,871,911	1,871,911	8/1/2014

PixelFish, Inc.		659,231	659,231	8/1/2014
Quantcast Corp.		14,469,460	14,469,460	4/1/2015
Rivet Games, Inc.		1,415,200	1,415,200	8/1/2014
Santa.com, Inc.		894,056	894,056	10/1/2014
The SavvySource For Parents, Inc.		437,397	437,397	11/1/2014
Sittercity, Inc.		1,643,578	1,643,578	2/1/2014
Topsy Labs, Inc.		1,038,963	1,038,963	12/1/2014
Totsy, Inc.		1,738,293	1,738,293	3/1/2014
Ustream, Inc.		3,061,079	3,061,079	1/1/2014
WeddingWire, Inc.		757,101	757,101	2/1/2014
Youku.com, Inc.		1,489,072	1,489,072	7/1/2013
Subtotal:	41.8%	$54,944,970	$54,979,970

Medical Devices
C8 Medisensors, Inc.		$2,186,727	$2,186,727	4/1/2014
Cayenne Medical, Inc.		1,693,997	1,693,997	3/1/2014
Cellscape Corp.		468,667	468,667	6/1/2014
ConforMIS, Inc.		4,654,016	4,654,016	5/1/2014
CV Ingenuity Corp.		667,574	667,574	4/1/2014
Fluxion Biosciences, Inc.		1,158,583	1,158,583	12/1/2013
HourGlass Technologies, Inc.		849,947	849,947	11/1/2014
O2 MedTech, Inc.		864,917	864,917	7/1/2014
Oculus Innovative Sciences, Inc.		2,264,620	2,264,620	2/1/2015
Oseeon Therapeutics, Inc.		739,059	739,059	5/1/2014
Spinal Kinetics, Inc.		1,066,967	1,066,967	10/1/2013
Xlumena, Inc.		974,529	974,529	5/1/2014
Subtotal:	13.4%	$17,589,603	$17,589,603

Other Healthcare
Counsyl, Inc.		$4,337,661	$4,337,661	11/1/2014
Health Guru Media, Inc.		1,851,467	1,851,467	10/1/2014
Pathway Genomics Corp.		2,158,714	2,158,714	12/1/2014
PlantSense, Inc.		—	453,509	*
Quantia Communications, Inc.		5,677,125	5,677,125	9/1/2014
Wellfount Corp.		1,339,894	1,339,894	5/1/2014
Subtotal:	11.7%	$15,364,861	$15,818,370

Other Technology
Coulomb Technologies, Inc.		$890,910	$890,910	6/1/2013
Demand Every Networks, Inc.		909,216	909,216	7/1/2014
EcoSMART Technologies, Inc.		1,230,420	1,230,420	3/1/2014
eIQ Energy, Inc.		308,653	308,653	6/1/2013
Ekso Bionics, Inc.		1,337,856	1,337,856	10/1/2014
Laurus Energy, Inc.		1,149,098	1,149,098	5/1/2014
Lehigh Technologies, Inc.		2,974,107	2,974,107	10/1/2014
Myine Electronics, Inc.		458,770	458,770	4/1/2014
Relume Technologies, Inc.		1,966,714	1,966,714	8/1/2014

Solaria Corp.		3,094,938	3,094,938	9/1/2014
Svaya Nanotechnologies, Inc.		989,230	989,230	12/1/2014
Thoughtful Media Group, Inc.		1,322,514	1,322,514	6/1/2014
ZeaChem, Inc.		3,115,900	3,115,900	7/1/2013
Subtotal:	15.0%	$19,748,326	$19,748,326

Security
Kinamik, Inc.		$438,633	$438,633	7/1/2014
Pandesa Corp.		225,018	225,018	9/1/2014
Uplogix, Inc.		2,508,151	2,508,151	12/1/2014
Subtotal:	2.4%	$3,171,802	$3,171,802

Software
AcousticEye, Ltd.		$490,481	$660,481	*
Appconomy, Inc.		887,458	887,458	9/1/2014
ClearPath, Inc.		957,109	957,109	6/1/2014
Corduro, Inc.		247,565	337,565	12/1/2013
D Software, Inc.		54,630	54,630	1/1/2013
EnPrecis, Inc.		94,320	94,320	11/1/2013
Gazillion, Inc.		1,348,862	1,348,862	8/1/2014
gloStream, Inc.		1,306,878	1,306,878	5/1/2014
Image Vision Labs, Inc.		337,251	337,251	6/1/2014
Innerworkings Holdings, Ltd.		626,718	626,718	10/1/2014
Innotas, Inc.		788,115	788,115	3/1/2014
Intalio, Inc.		1,254,570	1,254,570	2/1/2014
Kareo, Inc.		287,673	287,673	2/1/2014
KIT Digital, Inc.		14,727,074	14,727,074	7/1/2014
Knowledge Adventure, Inc.		3,445,759	3,445,759	12/1/2014
Krux Digital, Inc.		392,575	392,575	12/1/2013
Lending Stream, Ltd.		4,782,498	4,782,498	12/1/2014
Lex Machina, Inc.		420,446	420,446	4/1/2014
Medsphere Systems Corp.		2,654,347	2,654,347	6/1/2014
NewVoiceMedia, Ltd.		1,757,906	1,757,906	7/1/2014
Palantir Technologies, Inc.		8,701,780	8,701,780	3/1/2014
PivotLink, Inc.		3,736,844	3,736,844	12/1/2014
Queplix Corp.		196,838	346,838	*
SoundHound, Inc.		712,638	712,638	9/1/2013
Validare, Inc.		172,028	172,028	10/1/2013
Vizit, Inc.		452,433	452,433	11/1/2014
Vyumix, Inc.		59,564	59,564	12/1/2014
WebLink International, Inc.		1,104,630	1,104,630	10/1/2014
XOS Technologies, Inc.		2,392,461	2,392,461	10/1/2014
Subtotal:	41.4%	$54,391,451	$54,801,451

Technology Services
DigitalPath, Inc.		$1,068,954	$1,068,954	10/1/2014
Perfect Market, Inc.		381,555	381,555	12/1/2014

Subtotal:	1.1%	$1,450,509	$1,450,509

Wireless
Cellfire, Inc.		$927,008	$927,008	12/1/2014
GPShopper, LLC		196,750	196,750	2/1/2014
July Systems, Inc.		2,315,847	2,315,847	10/1/2014
StarMaker Interactive, Inc.		236,242	236,242	1/1/2015
Zipit Wireless, Inc.		920,351	920,351	10/1/2014
Subtotal:	3.5%	$4,596,198	$4,596,198
Total: (Cost of $175,676,073)	133.0%	$174,777,564	$175,676,073

*As of December 31, 2011, loans with cost basis of $1.5 million and a fair value of $0.7 million have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At March 31, 2012 and December 31, 2011, the Fund had unexpired unfunded commitments to borrowers of $100.3 million and $85.6 million.

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

Transfer of investments between levels of the fair value hierarchy were recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1,2, and 3 during the period ended March 31, 2012.

The Fund's cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund's investments in the interest rate swap is based on quotes from the market makers and therefore, is classified as Level 2. The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table presents the balances of assets and liabilities as of March 31, 2012 and December 31, 2011 measured at fair value on a recurring basis:

As of March 31, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$217,107,113	$217,107,113
Cash equivalents	18,977,290	—	—	18,977,290
Total	$18,977,290	$—	$217,107,113	$236,084,403

LIABILITIES
Interest rate swap agreement	$—	$1,477,120	$—	$1,477,120
Total	$—	$1,477,120	$—	$1,477,120

As of December 31, 2011	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$174,777,564	$174,777,564
Cash equivalents	27,115,044	—	—	27,115,044
Total	$27,115,044	$—	$174,777,564	$201,892,608

LIABILITIES
Interest rate swap agreement	$—	$1,212,010	$—	$1,212,010
Total	$—	$1,212,010	$—	$1,212,010

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	March 31, 2012
	Loans to borrowers	Warrants
Beginning balance	$174,777,564	$—
Acquisitions and originations	58,686,201	4,455,931
Principal reductions	(15,931,652)	—
Distribution to shareholder	—	(4,455,931)
Net change in unrealized gain (loss) from investments	(425,000)	—
Ending balance	$217,107,113	$—

	For the Three Months Ended
	March 31, 2011
	Loans to borrowers	Other Investment	Warrants	Stock
Beginning balance	$29,312,847	$250,000	$—	$—
Acquisitions and originations	40,951,107	—	3,064,829	—
Principal reductions	(4,386,589)	—	—	—
Distribution to shareholder	—	—	(3,064,829)	(853,755)
Conversion of note to stock	—	(250,000)	—	250,000
Conversion of receivable to stock	—	—	—	1,595
Net change in unrealized gain (loss) from investments	(230,000)	—	—	—
Net realized gain (loss) from investments	—	—	—	602,160
Ending balance	$65,647,365	$—	$—	$—

4.	EARNINGS PER SHARE

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

As of March 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2012 is $294.0 million.  Total contributed capital to the Company through March 31, 2012 was $191.1 million, of which $172.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2012 and March 31, 2011.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011
Cash distributions	$4,370,000	$—
Distributions of equity securities	4,455,931	3,918,584

Total distributions to shareholder	$8,825,931	$3,918,584

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

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of March 31, 2012, $88 million is outstanding under the facility.

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

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2012, the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of March 31, 2012:

Draw/Roll-Over Date	Amount	Date Maturity Date	Interest Rate
January 18, 2012	$70,000,000	4/18/2012*	3.32%
January 30, 2012	$10,000,000	4/18/2012*	3.31%
February 28, 2012	$8,000,000	4/18/2012*	3.11%
TOTAL OUTSTANDING	$88,000,000
* Loans were subsequently combined and rolled for a 90-day LIBOR loan, maturing on July 18, 2012

7. INTEREST RATE SWAP AGREEMENT

On February 18, 2011, the Fund entered an interest rate swap transaction with Union Bank, N.A.with a notional principal amount of $20 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2012, the notional principal amount was $88.0 million. The Fund pays a fixed rate of 1.305 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014. As of March 31, 2012, the fair value of the interest rate swap was $(1.5) million and is recorded as accounts payable and other accrued liabilities in the Condensed Statement of Assets and Liabilities.

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

The ratios of expenses and net investment income to average net assets, calculated below, are annualized for the three months ended March 31, 2012 only and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2012	March 31, 2011

Total return*	16.20%	(1.20)%

Per share amounts:
Net asset value, beginning of period	$1,314.09	$331.07
Net investment income (loss)	60.82	(2.92)
Net change in unrealized and realized gain (loss) from investments	(8.21)	1.83
Net increase (decrease) in net assets from operations	52.61	(1.09)
Distributions of income to shareholder	(59.51)	—
Return of capital to shareholder	(28.75)	(39.19)
Capital contributions	200.00	110.00

Net asset value, end of period	$1,478.44	$400.79

Net assets, end of period	$147,844,056	$40,079,432

Ratios to average net assets:

Expenses*	8.62%	22.56%
Net investment income (loss)*	18.51%	(3.18)%
* Annualized

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

Results of Operations -For the three months ended March 31, 2012 and March 31, 2011

Total investment income for the three months ended March 31, 2012 and March 31, 2011 was $8.9 million and $1.8 million, respectively which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The increase was primarily due to the increase in the average loans outstanding from $43.0 million for the three months ended March 31, 2011 to $190.2 million for the three months ended March 31, 2012. The increase was also due to several early loan payoffs in fiscal year 2012, which boosted the average yield from 16.45% for the three months ended March 31, 2011 to 18.42% for the three months ended March 31, 2012. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Management fees for the three months ended March 31, 2012 and March 31, 2011 were $1.8 million and $1.8 million, respectively. Management fees are calculated as 2.5 percent of the committed capital of the Company.

Total interest expense was $0.9 million and $0.2 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility on January 14, 2011 (see Note 6).

The banking and professional fees was $0.1 million and less than $0.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The banking and professional fees was comprised of legal, audit, banking and other professional fees. These fees rose in 2012 primarily because of increased professional fees as the Fund matured.

Total other operating expenses was less than $0.1 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

Net investment income (loss) for the three months ended March 31, 2012 and March 31, 2011, was $6.1 million and $(0.3) million, respectively.

Total net realized gain from investments was $0 and $0.6 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The realized gain consists of gain from the conversion of convertible note into stock.

Net change in unrealized loss from investments was $(0.4) million and $(0.2) million for the three months ended March 31, 2012 and March 31, 2011, respectively.  The unrealized loss consists of fair market value adjustments taken against loans.

Net change in realized and unrealized loss from hedging activities was $(0.4) million and $(0.2) million for the three months ended March 31, 2012 and March 31, 2011, respectively. The realized and unrealized loss consist of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered an interest rate swap transaction with Union Bank, N.A to convert floating rate liabilities to fixed rates on February 18, 2011 (see Note 7).

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2012 and March 31, 2011 was $5.3 million and $(0.1) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $52.61 and $(1.09) for the three months ended March 31, 2012 and March 31, 2011, respectively.

Liquidity and Capital Resources – March 31, 2012 and December 31, 2011

Total capital contributed to the Fund was $172.5 million as of March 31, 2012. Committed capital to the Company at March 31, 2012 was $294.0 million, of which $191.1 million has been called.  The remaining $102.9 million in committed capital as of March 31, 2012 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

On January 14, 2011, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $40 million. Loans under the facility may be, at the option of the Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. On May 26, 2011, the Fund increased the size of the amount available under the debt facility to $60 million. On September 23, 2011, the Fund entered into agreements with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA, which amended and restated the Loan Agreement, and increased the size of the facility to $160 million. The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of March 31, 2012, the Fund has a balance of $88 million under the facility.

As of March 31, 2012 and December 31, 2011, 7.9% and 13.2%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2012. Amounts disbursed under the Fund's loan commitments totaled approximately $58.7 million during the three months ended March 31, 2012.  Net loan amounts outstanding after amortization and fair market adjustment increased by approximately $42.4 million for the same period.  Unexpired, unfunded commitments totaled approximately $100.3 million as of March 31, 2012.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2012	$270.4 million	$53.3 million	$217.1 million	$100.3 million
December 31, 2011	$211.7 million	$37.0 million	$174.7 million	$85.6 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three months ended March 31, 2012.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2011 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing VI, LLC for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $172.5 million of paid in capital during the period from June 29, 2010 through March 31, 2012 which is expected to be used to acquire venture loans and fund operations.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Issues

Not applicable.

Item 5.  Other Information

None.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 11, 2012	Date:	May 11, 2012

EXHIBIT INDEX

Exhibit Number	Description
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

Date: May 11, 2012

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

Date: May 11, 2012

/s/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/s/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
May 11, 2012

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/s/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
May 11, 2012