Form 10-Q
period 2012-06-30
Venture Lending & Leasing VI, Inc.
filed 2012-08-10
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 10, 2012
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited) As of June 30, 2012 and December 31, 2011

Condensed Statements of Operations (Unaudited) For the three and six months ended June 30, 2012 and June 30, 2011

Condensed Statements of Changes in Net Assets (Unaudited) For the six months ended June 30, 2012 and June 30, 2011

Condensed Statements of Cash Flows (Unaudited) For the six months ended June 30, 2012 and June 30, 2011

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

SIGNATURES

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
ASSETS
Loans, at estimated fair value (Cost of $263,532,820 and $175,676,073)	$260,453,972	$174,777,564
Cash and cash equivalents	22,910,919	27,115,044
Other assets	5,180,308	4,164,698

Total assets	288,545,199	206,057,306

LIABILITIES
Borrowings under debt facility	123,000,000	70,000,000
Accrued management fees	1,836,753	1,837,500
Accounts payable and other accrued liabilities	2,782,945	2,810,346

Total liabilities	127,619,698	74,647,846

NET ASSETS	$160,925,501	$131,409,460

Analysis of Net Assets:

Capital paid in on shares of capital stock	$189,525,000	$152,525,000
Return of capital distributions	(20,920,480)	(16,096,766)
Distributable income (accumulated deficit)	(7,679,019)	(5,018,774)
Net assets (equivalent to $1,609.26 and $1,314.09 per share based on 100,000 shares of capital stock outstanding - see Note 5)	$160,925,501	$131,409,460

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

INVESTMENT INCOME:
Interest on loans	$11,127,932	$4,054,472	$19,884,790	$5,824,511
Other interest and other income	473	6,264	159,962	14,752
Total investment income	11,128,405	4,060,736	20,044,752	5,839,263

EXPENSES:
Management fees	1,836,753	1,837,500	3,674,253	3,675,000
Organization costs	—	—	—	—
Interest expense	965,709	324,372	1,815,760	492,420
Banking and professional fees	68,365	22,973	191,520	71,848
Other operating expenses	36,198	22,216	59,606	38,395
Total expenses	2,907,025	2,207,061	5,741,139	4,277,663
Net investment income (loss)	8,221,380	1,853,675	14,303,613	1,561,600

Net realized gain (loss) from investments	—	(241,200)	—	360,960
Net change in unrealized gain (loss) from investments	(1,755,338)	230,000	(2,180,338)	—
Net realized and change in unrealized gain (loss) from hedging activities	(308,906)	(556,537)	(705,612)	(745,146)
Net realized and change in unrealized gain (loss) from investments and hedging activities	(2,064,244)	(567,737)	(2,885,950)	(384,186)

Net increase (decrease) in net assets resulting from operations	$6,157,136	$1,285,938	$11,417,663	$1,177,414
Net increase (decrease) in net assets resulting from operations per share	$61.57	$12.86	$114.18	$11.77
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$14,303,613	$1,561,600
Net realized gain (loss) from investments	—	360,960
Net change in unrealized gain (loss) from investments	(2,180,338)	—
Net realized and change in unrealized gain (loss) from hedging activities	(705,612)	(745,146)

Net increase (decrease) in net assets resulting from operations	11,417,663	1,177,414

Distributions of income to shareholder	(14,077,908)	(1,879,573)
Return of capital to shareholder	(4,823,714)	(5,437,594)
Capital contributions	37,000,000	67,000,000
Increase (decrease) in capital transactions	18,098,378	59,682,833

Total increase (decrease)	29,516,041	60,860,247

Net assets
Beginning of period	131,409,460	33,106,540

End of period	$160,925,501	$93,966,787

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$11,417,663	$1,177,414
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from investments	—	(360,960)
Net change in unrealized (gain) loss from investments	2,180,338	—
Net change in unrealized (gain) loss from hedging activities	479,906	702,158
Amortization of deferred costs related to borrowing facility	243,176	103,545
Net decrease (increase) in other assets	(1,241,999)	(1,302,956)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(508,053)	(48,505)
Origination of loans	(127,666,341)	(96,280,896)
Principal payments on loans	39,571,775	11,087,622
Acquisition of equity securities	(8,393,803)	(6,445,693)
Net cash provided by (used in) operating activities	(83,917,338)	(91,368,271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(10,270,000)	—
Contribution from shareholder	37,000,000	67,000,000
Borrowings under debt facility	53,000,000	50,000,000
Payment of bank facility fees and costs	(16,787)	(830,975)
Net cash provided by (used in) financing activities	79,713,213	116,169,025
Net increase (decrease) in cash and cash equivalents	(4,204,125)	24,800,754
CASH AND CASH EQUIVALENTS:
Beginning of period	27,115,044	5,240,446
End of period	$22,910,919	$30,041,200
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$1,341,001	$183,994
Settlement under interest rate swap agreement	$225,706	$42,988
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$8,631,622	$7,317,167
Receipt of equity securities as repayment of loans	$152,216	$17,719
Receipt of equity securities as payment for waiver	$85,603	$—
Conversion of receivable to stock	$—	$1,595

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2012 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board of Directors (“Board”) a “Valuation

Report,” which details the rationale for the valuation of investments.

Valuation Methods

As of June 30, 2012 and December 31, 2011, the financial statements include nonmarketable investments of $260.5 million and $174.8 million (or approximately 90% and 85% of total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board of Directors. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Nonaccrual Loans

The Fund's policy is to place a loan on nonaccrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.  Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recorded on a cash basis.

As of June 30, 2012, loans with a cost basis of $6.0 million and a fair value of $3.0 million, have been classified as non-accrual. As of December 31, 2011, loans with cost basis of $1.5 million and a fair value of $0.7 million have been classified as non-accrual.

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
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the three months ended June 30, 2012, the Fund is using the volatility rate ranging from 41% to 62%. A hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended June 30, 2012, the Fund is assuming the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended June 30, 2012, the Fund is using risk free rate of 0.51%. A hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and makes sure that the assumptions made in the valuation model remain reasonable from the perspective of a market participant. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
As of June 30, 2012 and December 31, 2011, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities based on Level 2 inputs.
As of June 30, 2012 and December 31, 2011, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $123.0 million and $70.0 million, respectively.

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

Interest Rate Swap Agreement

The Fund entered into interest rate swap agreements to hedge its interest rate on its expected long term borrowings under its debt facility (see Note 7). The effect of the interest rate swap agreements is to convert a variable rate obligation into a fixed rate on the contract notional value. The purpose of the swaps is to protect the Fund against rising interest rates on amounts that were borrowed. Unrealized gains and losses from hedging activities of $(0.2) million and $(0.5) million have been separately reported from unrealized gains and losses from investment activities and are included in net realized and change in unrealized gain (loss) from hedging activities in these financial statements for the three and six months ended June 30, 2012, respectively. Also included in net realized and change in unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions of $(0.1) million and $(0.2) million for the three and six months ended June 30, 2012, respectively. The fair value of the interest rate swaps is recorded in accounts payable and other accrued liabilities in the Condensed Statement of Assets and Liabilities.

Deferred Bank Fees

Through June 30, 2012, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which currently is through September 2014. The amortization of these costs are recorded in interest expense in the Condensed Statement of Operations (see Note 6).

Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 , Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends guidance on fair value measurements to clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements (e.g., to require entities to disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy) and to change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) quantitative information about the significant unobservable inputs used in the measurement, and (2) a description of the valuation processes used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of assets and liabilities but for which the fair value is required to be disclosed.
The amended guidance is to be applied prospectively and is effective for public entities (like the Fund) for interim and annual periods beginning after December 15, 2011, with early application permitted (but not earlier than interim periods beginning after December 15, 2011). The Fund adopted this guidance on January 1, 2012. The impact of the guidance is primarily limited to enhanced disclosures, and the adoption had a material impact on the Fund's 2012 disclosures.

Tax Status

As long as the Fund qualifies as a Regulated Investment Company ("RIC") it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of June 30, 2012 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2012, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and six months ended June 30, 2012, the weighted-average interest rate on the performing loans was 19.39% and 19.02%.  These rates were inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2012, the weighted-average interest rate on the cash portion of the interest income was 14.58% and 14.04%, respectively. For the three and six months ended June 30, 2011, the weighted-average interest rate on the performing loans was 18.12% and 17.55%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year. The risk profile changes when events occur that impact the credit analysis of the borrower as described in our loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

Loans as of June 30, 2012 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/12	6/30/2012	Maturity Date
Biotechnology
Stem CentRx, Inc.		$580,633	$580,633	1/1/2014
Subtotal:	0.4%	$580,633	$580,633

Carrier Networking
VocalNet, LLC		$366,514	$366,514	5/1/2015
Subtotal:	0.2%	$366,514	$366,514

Computers & Storage
D-Wave Systems, Inc.		$541,924	$541,924	1/1/2014
Veloxum, Inc.		316,093	416,093	*

Subtotal:	0.5%	$858,017	$958,017

Internet
Aditive, Inc.		$300,109	$410,109	*
Blekko, Inc.		2,482,631	2,482,631	9/1/2015
Bloomspot, Inc.		4,713,665	4,713,665	1/1/2015
Care2, Inc.		1,731,568	1,731,568	9/1/2014
Catch.com, Inc.		1,136,808	1,136,808	5/1/2014
CloudTalk, Inc.		42,988	142,988	*
DailyFeats, Inc.		474,877	474,877	5/1/2015
Direct Media Technologies, Inc.		2,777,229	2,777,229	12/1/2014
DisplayLink, Ltd.		654,439	654,439	6/1/2013
EDO Interactive, Inc.		2,632,303	2,632,303	11/1/2014
FanBridge, Inc.		856,784	856,784	11/1/2014
FlipTop, Inc.		943,500	943,500	6/1/2015
Halogen Media Networks, Inc.		1,290,494	1,290,494	9/1/2014
Hexify, Inc.		366,952	366,952	11/1/2014
Identified, Inc.		2,340,237	2,340,237	9/1/2015
Ignighter, Inc.		391,191	391,191	6/1/2014
incuBET, Inc.		430,427	430,427	3/1/2015
Insider Guides, Inc.		1,250,489	1,250,489	9/1/2014
Involver, Inc.		914,792	914,792	7/1/2014
isocket, Inc.		925,421	925,421	1/1/2015
Juice in the City, Inc.		281,063	1,151,063	*
Jun Group, LLC		1,253,306	1,253,306	11/1/2014
Just Fabulous, Inc.		4,584,921	4,584,921	6/1/2015
Kanjoya, Inc.		730,346	730,346	4/1/2014
Komli Media, Inc.		7,076,284	7,076,284	11/1/2015
LifeShield, Inc.		1,336,832	1,336,832	6/1/2015
LiveMocha, Inc.		2,306,435	2,306,435	6/1/2015
LOLapps, Inc.		612,192	612,192	1/1/2014
ModeWalk, Inc.		466,830	466,830	1/1/2015
Mojo Motors, Inc.		227,256	227,256	6/1/2014
Monetate, Inc.		5,641,529	5,641,529	5/1/2015
PerformLine, Inc.		408,644	408,644	1/1/2015
Philotic, Inc.		63,448	63,448	8/1/2013
Piryx, Inc.		1,674,045	1,674,045	8/1/2014
PixelFish, Inc.		1,219,719	1,219,719	8/1/2014
Quantcast Corp.		14,002,935	14,002,935	4/1/2015
Radius Intelligence, Inc.		1,290,711	1,290,711	8/1/2015
Relay Network, LLC		918,448	918,448	3/1/2015
Rivet Games, Inc.		497,092	1,097,092	*
Santa.com, Inc.		816,556	816,556	2/1/2015
The SavvySource For Parents, Inc.		916,671	916,671	1/1/2015
Sittercity, Inc.		3,149,705	3,149,705	6/1/2015
StitchFix, Inc.		470,629	470,629	1/1/2015

StumbleUpon, Inc.		1,573,354	1,573,354	12/1/2015
TangoCard, Inc.		460,046	460,046	3/1/2015
TapMe, Inc.		438,704	438,704	4/1/2015
Topsy Labs, Inc.		2,478,877	2,478,877	6/1/2015
UserVoice, Inc.		457,208	457,208	5/1/2015
Vertical Acuity, Inc.		634,101	634,101	12/1/2014
WeddingWire, Inc.		587,802	587,802	2/1/2014
Youku.com, Inc.		1,063,907	1,063,907	7/1/2013
Subtotal:	52.4%	$84,296,500	$85,976,500

Medical Devices
Avedro, Inc.		$5,209,557	$5,209,557	4/1/2015
C8 Medisensors, Inc.		4,831,173	4,831,173	2/1/2015
Cellscape Corp.		603,650	603,650	5/1/2015
ConforMIS, Inc.		3,846,491	3,846,491	5/1/2014
Fluxion Biosciences, Inc.		917,972	917,972	12/1/2013
HourGlass Technologies, Inc.		856,784	856,784	11/1/2014
MimOSA, Inc.		467,785	467,785	2/1/2015
NasoForm, Inc.		374,229	374,229	2/1/2015
O2 MedTech, Inc.		326,385	696,385	*
Oculus Innovative Sciences, Inc.		2,230,104	2,230,104	2/1/2015
Sonoma Orthopedic Products, Inc.		1,309,179	1,309,179	6/1/2015
Spinal Kinetics, Inc.		774,093	774,093	10/1/2013
Xlumena, Inc.		792,639	792,639	5/1/2014
Zipline Medical, Inc.		673,299	673,299	5/1/2015
Subtotal:	14.4%	$23,213,340	$23,583,340

Other Healthcare
Counsyl, Inc.		$4,459,083	$4,459,083	5/1/2015
Ekso Bionics, Inc.		4,424,213	4,424,213	5/1/2015
First Life, Ltd.		1,163,338	1,163,338	6/1/2015
Health Guru Media, Inc.		3,211,507	3,211,507	12/1/2014
NABsys, Inc.		4,666,439	4,666,439	5/1/2015
Pathway Genomics Corp.		2,225,983	2,225,983	12/1/2014
Quantia Communications, Inc.		5,132,021	5,132,021	9/1/2014
Wellfount Corp.		2,481,517	2,481,517	10/1/2014
Subtotal:	17.3%	$27,764,101	$27,764,101

Other Technology
Coulomb Technologies, Inc.		$639,930	$639,930	6/1/2013
Daylight Solutions, Inc.		2,598,743	2,598,743	4/1/2015
Demand Every Networks, Inc.		768,315	768,315	7/1/2014
EcoSMART Technologies, Inc.		991,272	991,272	3/1/2014
eIQ Energy, Inc.		221,122	221,122	6/1/2013
Kabbage, Inc.		2,122,844	2,122,844	9/1/2015
Laurus Energy, Inc.		691,930	921,930	*
Lehigh Technologies, Inc.		2,757,601	2,757,601	2/1/2015

Myine Electronics, Inc.		669,182	669,182	1/1/2015
Pinnacle Engines, Inc.		840,790	840,790	1/1/2015
PlantSense, Inc.		94,534	183,044	*
Relume Technologies, Inc.		1,677,036	1,677,036	8/1/2014
Solaria Corp.		2,639,295	2,639,295	9/1/2014
Svaya Nanotechnologies, Inc.		853,568	853,568	12/1/2014
Thoughtful Media Group, Inc.		1,123,026	1,123,026	6/1/2014
ZeaChem, Inc.		6,825,909	6,825,909	4/1/2015
Subtotal:	15.9%	$25,515,097	$25,833,607

Security
Kinamik, Inc.		$582,053	$582,053	7/1/2014
Pandesa Corp.		417,579	417,579	2/1/2015
Uplogix, Inc.		3,204,009	3,204,009	7/1/2015
Subtotal:	2.6%	$4,203,641	$4,203,641

Software
AcousticEye, Ltd.		$490,481	$660,481	*
Appconomy, Inc.		2,148,006	2,148,006	4/1/2015
Artificial Solutions ASH AB		1,315,859	1,315,859	2/1/2015
ClearPath, Inc.		1,004,180	1,004,180	11/1/2014
Corduro, Inc.		240,371	330,371	5/1/2014
D Software, Inc.		35,406	35,406	1/1/2013
gloStream, Inc.		1,224,382	1,224,382	1/1/2015
Image Vision Labs, Inc.		277,345	277,345	6/1/2014
Innerworkings Holdings, Ltd.		614,977	614,977	10/1/2014
Innotas, Inc.		649,550	649,550	3/1/2014
Intalio, Inc.		987,057	987,057	2/1/2014
Kareo, Inc.		3,873,195	3,873,195	6/1/2015
KIT Digital, Inc.		12,847,605	12,847,605	7/1/2014
Knowledge Adventure, Inc.		2,981,687	2,981,687	12/1/2014
Krux Digital, Inc.		310,696	310,696	12/1/2013
Lending Stream, Ltd.		4,817,180	4,817,180	12/1/2014
Lex Machina, Inc.		347,277	347,277	4/1/2014
Mantara, Inc.		1,818,481	1,818,481	2/1/2015
Medsphere Systems Corp.		2,208,626	2,208,626	6/1/2014
NewVoiceMedia, Ltd.		2,999,686	2,999,686	2/1/2015
Nolio, Inc.		1,721,502	1,721,502	1/1/2015
Palantir Technologies, Inc.		7,027,265	7,027,265	3/1/2014
PivotLink, Inc.		3,799,159	3,799,159	12/1/2014
Pursway, Inc.		1,889,835	1,889,835	7/1/2015
Quantisense, Inc.		1,393,311	1,393,311	6/1/2015
Queplix Corp.		—	350,338	*
SoundHound, Inc.		541,691	541,691	9/1/2013
STG-Impact Holdings Corp.		10,454,023	10,454,023	3/1/2016
Validare, Inc.		132,136	132,136	10/1/2013
Vizit, Inc.		462,004	462,004	11/1/2014

Vyumix, Inc.		252,101	252,101	6/1/2015
WebLink International, Inc.		1,410,863	1,410,863	4/1/2015
Xceedium, Inc.		881,949	881,949	4/1/2015
XOS Technologies, Inc.		1,979,003	1,979,003	10/1/2014
Subtotal:	45.4%	$73,136,889	$73,747,227

Technology Services
BountyJobs, Inc.		$1,377,402	$1,377,402	2/1/2015
DigitalPath, Inc.		1,746,644	1,746,644	4/1/2015
Perfect Market, Inc.		1,848,695	1,848,695	6/1/2015
Subtotal:	3.1%	$4,972,741	$4,972,741

Wireless
Cellfire, Inc.		$915,519	$915,519	12/1/2014
GPShopper, LLC		159,580	159,580	2/1/2014
July Systems, Inc.		2,069,321	2,069,321	10/1/2014
Meru Networks, Inc.		11,077,336	11,077,336	8/1/2015
StarMaker Interactive, Inc.		439,971	439,971	2/1/2015
Zipit Wireless, Inc.		884,772	884,772	10/1/2014
Subtotal:	9.7%	$15,546,499	$15,546,499

Total (Cost of $263,532,820):	161.9%	$260,453,972	$263,532,820

*As of June 30, 2012, loans with a cost basis of $6.0 million and a fair value of $3.0 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which the loans has been on non-accrual status, no interest income has been recognized.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At June 30, 2012 and December 31, 2011, the Fund had unexpired unfunded commitments to borrowers of $120.5 million and $85.6 million.

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

Transfer of investments between levels of the fair value hierarchy were recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2012.

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

The following table presents the balances of assets and liabilities as of June 30, 2012 and December 31, 2011 measured at fair value on a recurring basis:

As of June 30, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$260,453,972	$260,453,972
Cash equivalents	22,910,919	—	—	22,910,919
Total	$22,910,919	$—	$260,453,972	$283,364,891

LIABILITIES
Interest rate swap agreements	$—	$1,691,915	$—	$1,691,915
Total	$—	$1,691,915	$—	$1,691,915

As of December 31, 2011	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$174,777,564	$174,777,564
Cash equivalents	27,115,044	—	—	27,115,044
Total	$27,115,044	$—	$174,777,564	$201,892,608

LIABILITIES
Interest rate swap agreement	$—	$1,212,010	$—	$1,212,010
Total	$—	$1,212,010	$—	$1,212,010

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended
	June 30, 2012
	Loans to borrowers	Warrants	Stock
Beginning balance	$217,107,113	$—	$—
Acquisitions and originations	68,980,140	3,899,961	275,730
Principal reductions	(23,877,943)	—	—
Distribution to shareholder	—	(3,899,961)	(275,730)
Conversion of note to stock	—	—	—
Conversion of receivable to stock	—	—	—
Net change in unrealized gain (loss) from investments	(1,755,338)	—	—
Net realized gain (loss) from investments		—	—
Ending balance	$260,453,972	$—	$—

	For the Six Months Ended
	June 30, 2012
	Loans to borrowers	Warrants	Stock
Beginning balance	$174,777,564	$—	$—
Acquisitions and originations	127,666,341	8,355,892	275,730
Principal reductions	(39,809,595)	—	—
Distribution to shareholder	—	(8,355,892)	(275,730)
Conversion of note to stock	—	—	—
Conversion of receivable to stock	—	—	—
Net change in unrealized gain (loss) from investments	(2,180,338)	—	—
Net realized gain (loss) from investments		—	—
Ending balance	$260,453,972	$—	$—

	For the Three Months Ended
	June 30, 2011
	Loans to borrowers	Warrants	Stock
Beginning balance	$65,647,365	$—	$—
Acquisitions and originations	55,329,789	3,380,864	17,719
Principal reductions	(6,718,752)	—	—
Distribution to shareholder	—	(3,380,864)	(17,719)
Conversion of note to stock	—	—	—
Conversion of receivable to stock	—	—	—
Net change in unrealized gain (loss) from investments	230,000	—	—
Net realized gain (loss) from investments	(241,200)	—	—
Ending balance	$114,247,202	$—	$—

	For the Six Months Ended
	June 30, 2011
	Loans to borrowers	Warrants	Stock
Beginning balance	$29,312,847	$—	$—
Acquisitions and originations	96,280,896	6,445,693	17,719
Principal reductions	(11,105,341)	—	—
Distribution to shareholder	—	(6,445,693)	(871,474)
Conversion of note to stock	—	—	250,000
Conversion of receivable to stock	—	—	1,595
Net change in unrealized gain (loss) from investments	—	—	—
Net realized gain (loss) from investments	(241,200)	—	602,160
Ending balance	$114,247,202	$—	$—

4.	EARNINGS PER SHARE

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

As of June 30, 2012 and December 31, 2011, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2012 was $294.0 million.  Total contributed capital to the Company through June 30, 2012 and December 31, 2011 was $213.2 million and $169.1 million, respectively, of which $189.5 million and $169.1 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2012 and June 30, 2011.

	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011
Cash distributions	$10,270,000	$—
Distributions of equity securities	8,631,622	7,317,167

Total distributions to shareholder	$18,901,622	$7,317,167

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

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of June 30, 2012, $123 million is outstanding under the facility.

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

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2012, the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of June 30, 2012:

Draw/Roll-Over Date	Amount	Maturity Date	Interest Rate
April 18, 2012	$88,000,000	7/18/2012*	3.22%
May 10, 2012	$14,000,000	7/18/2012*	3.10%
June 25, 2012	$21,000,000	7/18/2012*	3.00%
TOTAL OUTSTANDING	$123,000,000
* Loans were subsequently combined and rolled for a 90-day LIBOR loan, maturing on October 18, 2012.

7. INTEREST RATE SWAP AGREEMENT

On February 18, 2011, the Fund entered into an interest rate swap transaction with Union Bank, N.A.with a notional principal amount of $20 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2012, the notional principal amount was $102 million. The Fund pays a fixed rate of 1.277 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

On June 26, 2012, the Fund entered into an interest rate swap transaction with Wells Fargo Bank, N.A.with a notional principal amount of $21 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2012, the notional principal amount was $21.0 million. The Fund pays a fixed rate of 0.571 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

As of June 30, 2012, the total fair value of the interest rate swaps was $(1.7) million and is recorded as accounts payable and other accrued liabilities in the Condensed Statement of Assets and Liabilities.

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

The ratios of expenses and net investment income to average net assets, calculated below, are annualized for the three and six months ended June 30, 2012 and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Total return**	4.13%	7.63%	8.35%	3.20%

Per share amounts:
Net asset value, beginning of period	$1,478.44	$400.79	$1,314.09	$331.07
Net investment income (loss)	82.21	18.54	143.04	15.62
Net change in unrealized and realized gain (loss) from investments	(20.64)	(5.67)	(28.85)	(3.84)
Net increase (decrease) in net assets from operations	61.57	12.87	114.19	11.78
Distributions of income to shareholder	(81.27)	(18.80)	(140.78)	(18.80)
Return of capital to shareholder	(19.48)	(15.19)	(48.24)	(54.38)
Capital contributions	170.00	560.00	370.00	670.00

Net asset value, end of period	$1,609.26	$939.67	$1,609.26	$939.67

Net assets, end of period	$160,925,501	$93,966,787	$160,925,501	$93,966,787

Ratios to average net assets:

Expenses*	7.67%	13.03%	8.11%	16.35%
Net investment income (loss)*	21.68%	10.94%	20.21%	5.97%
* Annualized
**Historically, the Fund has disclosed total return on an annualized basis.  Beginning with the three month period and six month period ended June 30, 2012, the Fund does not disclose total return on an annualized basis.  If the total return had not been annualized for the three and six months ended June 30, 2011, the total return for the Fund would have been 1.91% and 1.60%, respectively.

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

The Fund's investment objective is to achieve a superior risk adjusted investment returns.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  Since inception, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

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

Results of Operations -For the three and six months ended June 30, 2012 and June 30, 2011

Total investment income for the three months ended June 30, 2012 and June 30, 2011 was $11.1 million and $4.1 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the six months ended June 30, 2012 and June 30, 2011 was $20.0 million and $5.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The increase was primarily due to the increase in the average loans outstanding from $89.5 million for the three months ended June 30, 2011 to $229.5 million for the three months ended June 30, 2012; and from $66.4 million for the six months ended June 30, 2011 to $209.1 million for the six months ended June 30, 2012. The increase was also due to several early loan payoffs in fiscal year 2012, which boosted the average yield from 18.12% for the three months ended June 30, 2011 to 19.39% for the three months ended June 30, 2012; and from 17.55% for the six months ended June 30, 2011 to 19.02% for the six months ended June 30, 2012. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Management fees for the three months ended June 30, 2012 and June 30, 2011 were $1.8 million and $1.8 million, respectively. Management fees for the six months ended June 30, 2012 and June 30, 2011 were $3.7 million and $3.7 million, respectively. Prior to June 29, 2012, management fees are calculated as 2.5 percent of the committed capital of the Company. Starting on June 29, 2012, management fees are calculated as 2.5 percent of the total assets.

Total interest expense was $1.0 million and $0.3 million for the three months ended June 30, 2012 and June 30, 2011, respectively. Total interest expense was $1.8 million and $0.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility on January 14, 2011 (see Note 6).

The banking and professional fees was less than $0.1 million for the three months ended June 30, 2012 and

June 30, 2011, respectively. The banking and professional fees was $0.2 million and less than $0.1 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The banking and professional fees was comprised of legal, audit, banking and other professional fees. These fees rose in 2012 primarily because of increased professional fees as the Fund matured.

Total other operating expenses was less than $0.1 million for the three months ended June 30, 2012 and June 30, 2011, respectively. Total other operating expenses was less than $0.1 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

Net investment income (loss) for the three months ended June 30, 2012 and June 30, 2011, was $8.2 million and $1.9 million, respectively. Net investment income (loss) for the six months ended June 30, 2012 and June 30, 2011, was $14.3 million and $1.6 million, respectively.

Total net realized loss from investments was $0 and $0.2 million for the three months ended June 30, 2012 and June 30, 2011, respectively. Total net realized gain from investments was $0 and $0.4 million for the six months ended June 30, 2012 and June 30, 2011, respectively.

Net change in unrealized gain (loss) from investments was $(1.8) million and $0.2 million for the three months ended June 30, 2012 and June 30, 2011, respectively.  Net change in unrealized loss from investments was $(2.2) million and $0 for the six months ended June 30, 2012 and June 30, 2011, respectively. The unrealized loss consists of fair market value adjustments taken against loans.

Net change in realized and unrealized loss from hedging activities was $0.3 million and $0.6 million for the three months ended June 30, 2012 and June 30, 2011, respectively. Net change in realized and unrealized loss from hedging activities was $0.7 million and $0.7 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The realized and unrealized loss consist of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered an interest rate swap transaction with Union Bank, N.A to convert floating rate liabilities to fixed rates on February 18, 2011 (see Note 7). The Fund also entered into an interest rate swap transaction with Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates on June 26, 2012 (see Note 7).

Net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2012 and June 30, 2011 was $6.2 million and $1.3 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $61.57 and $12.86 for the three months ended June 30, 2012 and June 30, 2011, respectively. Net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2012 and June 30, 2011 was $11.4 million and $1.2 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $114.18 and $11.77 for the six months ended June 30, 2012 and June 30, 2011, respectively.

Liquidity and Capital Resources – June 30, 2012 and December 31, 2011

Total capital contributed to the Fund was $189.5 million as of June 30, 2012. Committed capital to the Company at June 30, 2012 was $294.0 million, of which $213.2 million has been called.  The remaining $80.9 million in committed capital as of June 30, 2012 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

On January 14, 2011, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $40 million. Loans under the facility may be, at the option of the Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. On May 26, 2011, the Fund increased the size of the amount available under the debt facility to $60 million. On September 23, 2011, the Fund entered into agreements with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA, which amended and restated the Loan Agreement, and increased the size of the facility to $160 million. The facility will terminate on September

23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of June 30, 2012, the Fund has a balance of $123 million under the facility.

As of June 30, 2012 and December 31, 2011, 7.9% and 13.2%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2012. Amounts disbursed under the Fund's loan commitments totaled approximately $127.7 million during the six months ended June 30, 2012.  Net loan amounts outstanding after amortization and fair market adjustment increased by approximately $85.8 million for the same period.  Unexpired, unfunded commitments totaled approximately $120.5 million as of June 30, 2012.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2012	$339.4 million	$78.9 million	$260.5 million	$120.5 million
December 31, 2011	$211.7 million	$37.0 million	$174.7 million	$85.6 million

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

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the investment's credit history, available cash, support of its underlying investors, available liquidity, " burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the six months ended June 30, 2012.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing VI, LLC for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $189.5 million of paid in capital during the period from June 29, 2010 through June 30, 2012 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 10, 2012	Date:	August 10, 2012

EXHIBIT INDEX

Exhibit Number	Description
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

Date: August 10, 2012

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

Date: August 10, 2012

/s/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maurice C. Werdegar, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/s/ Maurice C. Werdegar
Maurice C. Werdegar
Chief Executive Officer
August 10, 2012

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing VI, Inc. (the "Fund") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin D. Eng, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.

/s/ Martin D. Eng
Martin D. Eng
Chief Financial Officer
August 10, 2012