Form 10-Q
period 2012-09-30
Venture Lending & Leasing VI, Inc.
filed 2012-11-09
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 9, 2012
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2012 and December 31, 2011

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2012 and 2011

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2012 and 2011

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2012 and 2011

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

SIGNATURES

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
Loans, at estimated fair value
(Cost of $284,362,803 and $175,676,073)	$280,085,085	$174,777,564
Cash and cash equivalents	9,708,100	27,115,044
Other assets	5,387,576	4,164,698

Total assets	295,180,761	206,057,306

LIABILITIES
Borrowings under debt facility	123,000,000	70,000,000
Accrued management fees	1,844,880	1,837,500
Accounts payable and other accrued liabilities	3,456,869	2,810,346

Total liabilities	128,301,749	74,647,846

NET ASSETS	$166,879,012	$131,409,460

Analysis of Net Assets:

Capital paid in on shares of capital stock	$199,525,000	$152,525,000
Return of capital distributions	(23,478,635)	(16,096,766)
Distributable income (accumulated deficit)	(9,167,353)	(5,018,774)
Net assets (equivalent to $1,668.79 and $1,314.09 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$166,879,012	$131,409,460

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

INVESTMENT INCOME:
Interest on loans	$11,679,874	$6,106,596	$31,564,664	$11,931,107
Other interest and other income	25,785	311	185,747	15,063
Total investment income	11,705,659	6,106,907	31,750,411	11,946,170

EXPENSES:
Management fees	1,844,880	1,837,500	5,519,133	5,512,500
Interest expense	1,160,296	455,984	2,976,056	948,404
Banking and professional fees	69,908	80,497	261,428	152,345
Other operating expenses	27,243	43,908	86,849	82,303
Total expenses	3,102,327	2,417,889	8,843,466	6,695,552
Net investment income (loss)	8,603,332	3,689,018	22,906,945	5,250,618

Net realized gain (loss) from investments	(24,561)	—	(24,561)	360,960
Net change in unrealized gain (loss) from investments	(1,198,871)	(435,000)	(3,379,209)	(435,000)
Net realized and change in unrealized gain (loss) from hedging activities	(505,935)	(538,891)	(1,211,547)	(1,284,037)
Net realized and change in unrealized gain (loss) from investments and hedging activities	(1,729,367)	(973,891)	(4,615,317)	(1,358,077)

Net increase (decrease) in net assets resulting from operations	$6,873,965	$2,715,127	$18,291,628	$3,892,541
Net increase (decrease) in net assets resulting from operations per share	$68.74	$27.15	$182.92	$38.93
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$22,906,945	$5,250,618
Net realized gain (loss) from investments	(24,561)	360,960
Net change in unrealized gain (loss) from investments	(3,379,209)	(435,000)
Net realized and change in unrealized gain (loss) from hedging activities	(1,211,547)	(1,284,037)

Net increase (decrease) in net assets resulting from operations	18,291,628	3,892,541

Distributions of income to shareholder	(22,440,207)	(5,487,610)
Return of capital to shareholder	(7,381,869)	(4,056,056)
Capital contributions	47,000,000	67,000,000
Increase (decrease) in capital transactions	17,177,924	57,456,334

Total increase (decrease)	35,469,552	61,348,875

Net assets
Beginning of period	131,409,460	33,106,540

End of period	$166,879,012	$94,455,415

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$18,291,628	$3,892,541
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from investments	24,561	(360,960)
Net change in unrealized (gain) loss from investments	3,379,209	435,000
Net change in unrealized (gain) loss from hedging activities	769,370	1,160,069
Receipt of equity securities as payment for waiver	(85,603)	—
Amortization of deferred costs related to borrowing facility	366,125	159,786
Net decrease (increase) in other assets	(1,572,217)	(1,473,610)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(115,465)	257,452
Origination of loans	(167,000,882)	(122,585,448)
Principal payments on loans	57,866,317	17,260,929
Acquisition of equity securities	(10,843,200)	(8,047,192)
Net cash provided by (used in) operating activities	(98,920,157)	(109,301,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(18,470,000)	—
Contribution from shareholder	47,000,000	67,000,000
Borrowings under debt facility	53,000,000	60,000,000
Payment of bank facility fees and costs	(16,787)	(1,553,446)
Net cash provided by (used in) financing activities	81,513,213	125,446,554
Net increase (decrease) in cash and cash equivalents	(17,406,944)	16,145,121
CASH AND CASH EQUIVALENTS:
Beginning of period	27,115,044	5,240,446
End of period	$9,708,100	$21,385,567
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$2,211,435	$486,786
Settlement under interest rate swap agreement	$442,177	$123,968
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$11,352,076	$9,543,666
Receipt of equity securities as repayment of loans	$423,273	$642,719
Conversion of receivable to stock	$—	$1,595

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2012 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Valuation Methods

As of September 30, 2012 and December 31, 2011, the financial statements include nonmarketable investments of $280.1 million and $174.8 million (or approximately 95% and 85% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board of Directors. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
If a borrower of a non accrual loan resumes making regular payments and Management deems that the borrower has sufficient resources that it is unlikely the loan will return to non accrual status, the loan is re-classified back to accrual or performing status.  Interest that would have been accrued during the non accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

As of September 30, 2012, loans with a cost basis of $8.9 million and a fair value of $4.6 million, have been classified as non-accrual. As of December 31, 2011, loans with cost basis of $1.5 million and a fair value of $0.7 million, have been classified as non-accrual.

Cash Equivalents

Money market funds held as cash equivalents are valued at their most recently traded net asset value.

Interest Rate Swap Agreements

Interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to reference rate, as well as time value and other factors underlying swap instruments. The contracts are recorded at fair value in either other assets or accounts payable and other accrued liabilities in the Condensed Statement of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counter party. The changes in fair value are recorded in net realized and change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.  The quarterly interest paid or received on the interest rate swap contracts is also recorded in net realized and change in unrealized gain (loss) from hedging activities.

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
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the three months ended September 30, 2012, the Fund is using the volatility rate ranging from 37% to 71%. A hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended September 30, 2012, the Fund is assuming the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended September 30, 2012, the Fund is using risk free rate of 0.41%. A hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.
As of September 30, 2012 and December 31, 2011, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of September 30, 2012 and December 31, 2011, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $123.0 million and $70.0 million, respectively.

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

Deferred Bank Fees

Through September 30, 2012, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which currently is through September 2014. The amortization of these costs are recorded in interest expense in the Condensed Statement of Operations (see Note 6).

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

Tax Status

As long as the Fund qualifies as a Regulated Investment Company ("RIC") it will not pay any federal or state corporate income tax on income that is distributed to its shareholder (pass-through status).  Should the Fund not qualify as a RIC or lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholder), and all distributions out of its earnings and profits would be taxable to its shareholder as ordinary income.  As of September 30, 2012 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2012, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and nine months ended September 30, 2012, the weighted-average interest rate on the performing loans was 17.56% and 18.54%.  These rates were inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2012, the weighted-average interest rate on the cash portion of the interest income was 13.28% and 13.87%, respectively. For the three and nine months ended September 30, 2011, the weighted-average interest rate on the performing loans was 19.60% and 18.74%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

Loans as of September 30, 2012 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/12	9/30/2012	Maturity Date
Biotechnology
Stem CentRx, Inc.		$490,197	$490,197	1/1/2014
Subtotal:	0.3%	$490,197	$490,197

Carrier Networking
VocalNet, LLC		$370,180	$370,180	5/1/2015
Subtotal:	0.2%	$370,180	$370,180

Computers & Storage
D-Wave Systems, Inc.		$470,667	$470,667	1/1/2014
Veloxum, Inc.		316,093	416,093	*
Subtotal:	0.5%	$786,760	$886,760

Enterprise Networking
BurstPoint Networks, Inc.		$302,055	$302,055	7/1/2015
Subtotal:	0.2%	$302,055	$302,055

Internet
Blekko, Inc.		$2,337,330	$2,337,330	9/1/2015
Bloomspot, Inc.		4,480,061	4,480,061	1/1/2015
Care2, Inc.		1,575,866	1,575,866	9/1/2014
Catch.com, Inc.		1,017,485	1,017,485	5/1/2014
CloudTalk, Inc.		—	135,871	*
Central Desktop, Inc.		3,711,854	3,711,854	8/1/2015
DailyFeats, Inc.		478,113	478,113	5/1/2015
Direct Media Technologies, Inc.		2,550,820	2,550,820	12/1/2014
EDO Interactive, Inc.		2,421,914	2,421,914	11/1/2014
EyeView, Inc.		1,879,766	1,879,766	3/1/2015
FanBridge, Inc.		773,822	773,822	11/1/2014
FlipTop, Inc.		935,790	935,790	6/1/2015
Identified, Inc.		2,795,959	2,795,959	9/1/2015
Ignighter, Inc.		351,839	351,839	6/1/2014
Insider Guides, Inc.		1,093,238	1,093,238	9/1/2014
isocket, Inc.		880,929	880,929	1/1/2015
Juice in the City, Inc.		603	943,603	*
Julep Beauty, Inc.		1,354,346	1,354,346	9/1/2015
Jun Group, LLC		1,163,024	1,163,024	11/1/2014
Just Fabulous, Inc.		4,645,459	4,645,459	6/1/2015
Kanjoya, Inc.		642,950	642,950	4/1/2014
Komli Media, Inc.		7,114,283	7,114,283	11/1/2015
Kulbyt, Inc.		377,002	377,002	8/1/2015
LifeShield, Inc.		1,350,053	1,350,053	6/1/2015
Lightside Games, Inc.		368,279	368,279	5/1/2015
LiveMocha, Inc.		2,334,829	2,334,829	6/1/2015
LOLapps, Inc.		519,834	519,834	1/1/2014
ModeWalk, Inc.		444,023	444,023	1/1/2015
Mojo Motors, Inc.		199,864	199,864	6/1/2014
Monetate, Inc.		5,680,860	5,680,860	5/1/2015
Navigating Cancer, Inc.		648,736	648,736	9/1/2015
PerformLine, Inc.		379,163	379,163	1/1/2015
Philotic, Inc.		52,314	52,314	8/1/2013
Piryx, Inc.		1,510,106	1,510,106	8/1/2014
PixelFish, Inc.		1,106,360	1,106,360	8/1/2014
Playstudios, Inc.		982,380	982,380	9/1/2015

Quantcast Corp.		13,774,338	13,774,338	4/1/2015
Radius Intelligence, Inc.		1,299,311	1,299,311	8/1/2015
Relay Network, LLC		1,894,498	1,894,498	7/1/2015
Rivet Games, Inc.		452,796	1,052,796	*
Santa.com, Inc.		721,227	802,227	*
The SavvySource For Parents, Inc.		854,946	854,946	1/1/2015
Sittercity, Inc.		2,995,398	2,995,398	6/1/2015
SocialChorus, Inc.		1,170,130	1,170,130	9/1/2014
Spotlight Ticket Management, Inc.		425,843	425,843	9/1/2015
StitchFix, Inc.		445,649	445,649	1/1/2015
StumbleUpon, Inc.		1,529,553	1,529,553	12/1/2015
TangoCard, Inc.		458,015	458,015	3/1/2015
TapMe, Inc.		445,692	445,692	4/1/2015
Thecomplete.me, Inc.		211,106	211,106	9/1/2015
Topsy Labs, Inc.		2,917,111	2,917,111	8/1/2015
UserVoice, Inc.		461,838	461,838	5/1/2015
Vertical Acuity, Inc.		296,108	586,107	*
WeddingWire, Inc.		497,978	497,978	2/1/2014
Youku.com, Inc.		836,507	836,507	7/1/2013
Subtotal:	53.8%	$89,847,298	$91,897,168

Medical Devices
Avedro, Inc.		$4,924,523	$4,924,523	4/1/2015
C8 Medisensors, Inc.		4,582,599	4,582,599	2/1/2015
Cellscape Corp.		549,012	549,012	5/1/2015
ConforMIS, Inc.		3,415,326	3,415,326	5/1/2014
Fluxion Biosciences, Inc.		789,406	789,406	12/1/2013
HourGlass Technologies, Inc.		424,587	850,587	*
MimOSA, Inc.		457,629	457,629	2/1/2015
NasoForm, Inc.		366,104	366,104	2/1/2015
O2 MedTech, Inc.		173,385	696,385	*
Oculus Innovative Sciences, Inc.		2,113,114	2,113,114	2/1/2015
Sonoma Orthopedic Products, Inc.		4,208,007	4,208,007	9/1/2015
Spinal Kinetics, Inc.		617,579	617,579	10/1/2013
Xlumena, Inc.		696,251	696,251	5/1/2014
Zipline Medical, Inc.		1,889,429	1,889,429	9/1/2015
Subtotal:	15.1%	$25,206,951	$26,155,951

Other Healthcare
Counsyl, Inc.		$4,521,141	$4,521,141	5/1/2015
Ekso Bionics, Inc.		4,332,503	4,332,503	5/1/2015
First Life, Ltd.		1,170,230	1,170,230	6/1/2015
Health Guru Media, Inc.		2,933,965	2,933,965	12/1/2014
NABsys, Inc.		4,700,063	4,700,063	5/1/2015
Pathway Genomics Corp.		2,052,652	2,052,652	12/1/2014
Quantia Communications, Inc.		4,652,272	4,652,272	9/1/2014
Wellfount Corp.		2,233,073	2,233,073	10/1/2014

Subtotal:	15.9%	$26,595,899	$26,595,899

Other Technology
Coulomb Technologies, Inc.		$505,863	$505,863	6/1/2013
Daylight Solutions, Inc.		3,590,472	3,590,472	7/1/2015
Demand Every Networks, Inc.		692,560	692,560	7/1/2014
EcoSMART Technologies, Inc.		864,054	864,054	3/1/2014
Kabbage, Inc.		2,159,779	2,159,779	9/1/2015
LanzaTech New Zealand, Ltd.		4,470,604	4,470,604	1/1/2016
Laurus Energy, Inc.		691,930	921,930	*
Lehigh Technologies, Inc.		2,487,558	2,487,558	2/1/2015
Myine Electronics, Inc.		862,300	862,300	4/1/2015
Pinnacle Engines, Inc.		2,749,655	2,749,655	3/1/2015
PlantSense, Inc.		94,534	183,044	*
Relume Technologies, Inc.		1,503,745	1,503,745	8/1/2014
Solaria Corp.		2,395,721	2,395,721	9/1/2014
Svaya Nanotechnologies, Inc.		780,483	780,483	12/1/2014
Thoughtful Media Group, Inc.		764,856	1,014,856	*
ZeaChem, Inc.		6,395,420	6,395,420	4/1/2015
Subtotal:	18.6%	$31,009,534	$31,578,044

Security
Kinamik, Inc.		$525,072	$525,072	7/1/2014
Pandesa Corp.		394,658	394,658	2/1/2015
Uplogix, Inc.		3,010,152	3,010,152	7/1/2015
Subtotal:	2.4%	$3,929,882	$3,929,882

Software
AcousticEye, Ltd.		$490,481	$660,481	*
Appconomy, Inc.		3,047,752	3,047,752	5/1/2015
Artificial Solutions ASH AB		1,312,292	1,312,292	2/1/2015
ClearPath, Inc.		899,879	899,879	11/1/2014
Corduro, Inc.		215,684	305,684	*
D Software, Inc.		222,825	222,825	12/1/2014
gloStream, Inc.		1,232,310	1,232,310	1/1/2015
Image Vision Labs, Inc.		245,627	245,627	6/1/2014
Innerworkings Holdings, Ltd.		598,276	598,276	10/1/2014
Innotas, Inc.		573,408	573,408	3/1/2014
Intalio, Inc.		844,390	844,390	2/1/2014
Kareo, Inc.		3,896,615	3,896,615	6/1/2015
KIT Digital, Inc.		11,625,684	11,625,684	7/1/2014
Knowledge Adventure, Inc.		2,652,958	2,652,958	12/1/2014
Krux Digital, Inc.		267,167	267,167	12/1/2013
Lending Stream, Ltd.		4,835,559	4,835,559	12/1/2014
Lex Machina, Inc.		307,620	307,620	4/1/2014
Mantara, Inc.		1,787,862	1,787,862	2/1/2015
Medsphere Systems Corp.		1,970,180	1,970,180	6/1/2014

NewVoiceMedia, Ltd.		2,826,723	2,826,723	2/1/2015
Nolio, Inc.		1,652,227	1,652,227	1/1/2015
Palantir Technologies, Inc.		6,138,835	6,138,835	3/1/2014
PivotLink, Inc.		3,500,465	3,500,465	12/1/2014
Pursway, Inc.		1,899,634	1,899,634	7/1/2015
Quantisense, Inc.		1,402,226	1,402,226	6/1/2015
Queplix Corp.		—	350,338	*
Riskonnect, Inc.		681,991	681,991	6/1/2015
SoundHound, Inc.		451,115	451,115	9/1/2013
STG-Impact Holdings Corp.		10,580,242	10,580,242	3/1/2016
Target Data, Inc.		523,654	523,654	6/1/2015
The Cloudscaling Group, Inc.		2,357,853	2,357,853	9/1/2015
Validare, Inc.		110,380	110,380	10/1/2013
Vizit, Inc.		452,061	452,061	11/1/2014
Vyumix, Inc.		279,346	279,346	8/1/2015
WebLink International, Inc.		1,322,616	1,322,616	4/1/2015
Xceedium, Inc.		896,214	896,214	4/1/2015
XOS Technologies, Inc.		1,759,829	1,759,829	10/1/2014
Subtotal:	44.3%	$73,861,980	$74,472,318

Technology Services
BountyJobs, Inc.		$2,314,547	$2,314,547	7/1/2015
DigitalPath, Inc.		2,091,667	2,091,667	7/1/2015
Perfect Market, Inc.		1,825,813	1,825,813	6/1/2015
The New Orleans Exchange, Inc.		5,615,369	5,615,369	1/1/2016
Subtotal:	7.1%	$11,847,396	$11,847,396

Wireless
Azumio, Inc.		$1,414,232	$1,414,232	8/1/2015
Cellfire, Inc.		841,393	841,393	12/1/2014
GPShopper, LLC		139,518	139,518	2/1/2014
July Systems, Inc.		1,855,458	1,855,458	10/1/2014
Meru Networks, Inc.		10,361,162	10,361,162	8/1/2015
StarMaker Interactive, Inc.		413,499	413,499	2/1/2015
Zipit Wireless, Inc.		811,691	811,691	10/1/2014
Subtotal:	9.5%	$15,836,953	$15,836,953

Total (Cost of $284,362,803):	167.8%	$280,085,085	$284,362,803

*As of September 30, 2012, loans with a cost basis of $8.9 million and a fair value of $4.6 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which the loans has been on non-accrual status, no interest income has been recognized.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of September 30, 2012 and December 31, 2011, the Fund had unexpired unfunded commitments to borrowers of $108.9 million and $85.6 million.

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

Transfer of investments between levels of the fair value hierarchy were recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2012.

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

The following table presents the balances of assets and liabilities as of September 30, 2012 and December 31, 2011 measured at fair value on a recurring basis:

As of September 30, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$280,085,085	$280,085,085
Cash equivalents	9,708,100	—	—	9,708,100
Total	$9,708,100	$—	$280,085,085	$289,793,185

LIABILITIES
Interest rate swap agreements	$—	$1,981,379	$—	$1,981,379
Total	$—	$1,981,379	$—	$1,981,379

As of December 31, 2011	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers	$—	$—	$174,777,564	$174,777,564
Cash equivalents	27,115,044	—	—	27,115,044
Total	$27,115,044	$—	$174,777,564	$201,892,608

LIABILITIES
Interest rate swap agreement	$—	$1,212,010	$—	$1,212,010
Total	$—	$1,212,010	$—	$1,212,010

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2012

	Loans to borrowers	Warrants	Stock
Beginning balance	$260,453,972	$—	$—
Acquisitions and originations	39,334,541	2,469,065	251,389
Principal reductions	(18,479,996)	—	—
Distribution to shareholder	—	(2,469,065)	(251,389)
Net change in unrealized gain (loss) from investments	(1,198,871)	—	—
Net realized gain (loss) from investments	(24,561)	—	—
Ending balance	$280,085,085	$—	$—

	For the Nine Months Ended September 30, 2012

	Loans to borrowers	Warrants	Stock
Beginning balance	$174,777,564	$—	$—
Acquisitions and originations	167,000,882	10,824,957	527,119
Principal reductions	(58,289,591)	—	—
Distribution to shareholder	—	(10,824,957)	(527,119)
Conversion of note to stock	—	—	—
Conversion of receivable to stock	—	—	—
Net change in unrealized gain (loss) from investments	(3,379,209)	—	—
Net realized gain (loss) from investments	(24,561)	—	—
Ending balance	$280,085,085	$—	$—

	For the Three Months Ended September 30, 2011

	Loans to borrowers	Warrants	Stock
Beginning balance	$114,247,202	$—	$—
Acquisitions and originations	26,304,552	1,601,499	625,000
Principal reductions	(6,798,307)	—	—
Distribution to shareholder	—	(1,601,499)	(625,000)
Conversion of note to stock	—	—	—
Conversion of receivable to stock	—	—	—
Net change in unrealized gain (loss) from investments	(435,000)	—	—
Net realized gain (loss) from investments	—	—	—
Ending balance	$133,318,447	$—	$—

	For the Nine Months Ended September 30, 2011

	Loans to borrowers	Other Investment	Warrants	Stock
Beginning balance	$29,312,847	$250,000	$—	$—
Acquisitions and originations	122,585,448	—	8,047,192	642,719
Principal reductions	(17,903,648)	—	—	—
Distribution to shareholder	—	—	(8,047,192)	(1,496,474)
Conversion of note to stock	—	(250,000)	—	250,000
Conversion of receivable to stock	—	—	—	1,595
Net change in unrealized gain (loss) from investments	(435,000)	—	—	—
Net realized gain (loss) from investments	(241,200)	—	—	602,160
Ending balance	$133,318,447		$—	$—

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5.	CAPITAL STOCK

As of September 30, 2012 and December 31, 2011, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2012 was $294.0 million.  Total contributed capital to the Company through September 30, 2012 and December 31, 2011 was $227.9 million and $169.1 million, respectively, of which $199.5 million and $152.5 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2012 and September 30, 2011.

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Cash distributions	$18,470,000	$—
Distributions of equity securities	11,352,076	9,543,666

Total distributions to shareholder	$29,822,076	$9,543,666

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

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of September 30, 2012, $123 million is outstanding under the facility.

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

Prior to the close of the $160 million facility in late September 2012, bank fees of $750,000 were incurred in connection with the facility. The bank fees and other costs incurred had been capitalized and amortized to interest expense on a straight line basis over the original expected life of the facility (January 2014).  The remaining unamortized fees of $983,597 as well as the additional $680,169 in bank fees and other costs required to upsize the facility are being amortized over the new expected life of the facility (September 2014).

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2012, the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2012:

Roll-Over Date	Amount	Maturity Date	Interest Rate
July 18, 2012	$123,000,000	10/18/2012*	3.21%
TOTAL OUTSTANDING	$123,000,000
* Loan was subsequently rolled for a 90-day LIBOR loan, maturing on January18, 2013.

7. INTEREST RATE SWAP AGREEMENTS

On February 18, 2011, the Fund entered into an interest rate swap transaction with Union Bank, N.A.with a notional principal amount of $20 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2012, the notional principal amount was $102 million. The Fund pays a fixed rate of 1.277 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

On June 26, 2012, the Fund entered into an interest rate swap transaction with Wells Fargo Bank, N.A.with a notional principal amount of $21 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2012, the notional principal amount was $21.0 million. The Fund pays a fixed rate of 0.571 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

As of September 30, 2012, the total fair value of the interest rate swaps was $(2.0) million and is recorded as accounts payable and other accrued liabilities in the Condensed Statement of Assets and Liabilities. Change in unrealized gain (loss) from hedging activities of $(0.3) million and $(0.8) million, and net realized gain (loss) from hedging activities of $(0.2) million and $(0.4) million, for the three and nine months ended September 30, 2012, respectively, are included in net realized and change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.

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

The ratios of expenses and net investment income to average net assets, calculated below, are annualized for the three and nine months ended September 30, 2012 and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Total return**	4.25%	11.56%	12.95%	6.05%

Per share amounts:
Net asset value, beginning of period	$1,609.26	$939.67	$1,314.09	$331.07
Net investment income (loss)	86.03	36.89	229.07	52.51
Net change in unrealized and realized gain (loss) from investments	(17.29)	(9.73)	(46.15)	(13.58)
Net increase (decrease) in net assets from operations	68.74	27.16	182.92	38.93
Distributions of income to shareholder	(83.63)	(36.10)	(224.40)	(54.89)
Return of capital to shareholder	(25.58)	13.82	(73.82)	(40.56)
Capital contributions	100.00	—	470.00	670.00

Net asset value, end of period	$1,668.79	$944.55	$1,668.79	$944.55

Net assets, end of period	$166,879,012	$94,455,415	$166,879,012	$94,455,415

Ratios to average net assets:

Expenses*	7.60%	10.29%	7.92%	13.45%
Net investment income (loss)*	21.06%	15.70%	20.51%	10.55%
* Annualized
**Historically, the Fund has disclosed total return on an annualized basis.  Beginning with the three month period and six month period ended June 30, 2012, the Fund does not disclose total return on an annualized basis.  If the total return had not been annualized for the three and nine months ended September 30, 2011, the total return for the Fund would have been 2.89% and 4.54%, respectively.

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

Results of Operations -For the three and nine months ended September 30, 2012 and September 30, 2011

Total investment income for the three months ended September 30, 2012 and September 30, 2011 was $11.7 million and $6.1 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the nine months ended September 30, 2012 and September 30, 2011 was $31.8 million and $11.9 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The increase was primarily due to the increase in the average loans outstanding from $124.6 million for the three months ended September 30, 2011 to $266.1 million for the three months ended September 30, 2012; and from $84.9 million for the nine months ended September 30, 2011 to $227.0 million for the nine months ended September 30, 2012. This was partially offset by decreasing interest rates, as average interest rates decreased from 19.60% for the three months ended September 30, 2011 to 17.56% for the three months ended September 30, 2012; and from 18.74% for the nine months ended September 30, 2011 to 18.54% for the nine months ended September 30, 2012. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Management fees for the three months ended September 30, 2012 and September 30, 2011 were $1.8 million and $1.8 million, respectively. Management fees for the nine months ended September 30, 2012 and September 30, 2011 were $5.5 million and $5.5 million, respectively. Prior to June 29, 2012, management fees are calculated as 2.5 percent of the committed capital of the Company. Starting on June 29, 2012, management fees are calculated as 2.5 percent of the total assets.

Total interest expense was $1.2 million and $0.5 million for the three months ended September 30, 2012 and September 30, 2011, respectively. Total interest expense was $3.0 million and $0.9 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Interest expense increased primarily due to the increased borrowings, which rose from an average of $52.5 million for the three months ended September 30, 2011 to $123.0 million for the three months ended September 30, 2012; and from $32.4 million for the nine months ended September 30, 2011 to $100.8 million for the nine months ended September 30, 2012.

The banking and professional fees was less than $0.1 million for the three months ended September 30, 2012 and September 30, 2011, respectively. The banking and professional fees was $0.3 million and $0.2 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The banking and professional fees was comprised of legal, audit, banking and other professional fees. These fees rose in 2012 primarily because of increased professional fees as the Fund matured.

Total other operating expenses was less than $0.1 million for the three months ended September 30, 2012 and September 30, 2011, respectively. Total other operating expenses was less than $0.1 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Net investment income (loss) for the three months ended September 30, 2012 and September 30, 2011, was $8.6 million and $3.7 million, respectively. Net investment income (loss) for the nine months ended September 30, 2012 and September 30, 2011, was $22.9 million and $5.3 million, respectively.

Net realized gain (loss) from investments was less than $0.1 million and $0 for the three months ended September 30, 2012 and September 30, 2011, respectively. Total net realized gain (loss) from investments was less than $(0.1) million and $0.4 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Net change in unrealized gain (loss) from investments was $(1.2) million and $(0.4) million for the three months ended September 30, 2012 and September 30, 2011, respectively.  Net change in unrealized loss from investments was $(3.4) million and $(0.4) million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The unrealized loss consists of fair market value adjustments taken against loans.

Net change in realized and unrealized gain (loss) from hedging activities was $(0.5) million and $(0.5) million for the three months ended September 30, 2012 and September 30, 2011, respectively. Net change in realized and unrealized gain (loss) from hedging activities was $(1.2) million and $(1.3) million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The realized and unrealized loss consist of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered an interest rate swap transaction with Union Bank, N.A to convert floating rate liabilities to fixed rates on February 18, 2011 (see Note 7). The Fund also entered into an interest rate swap transaction with Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates on June 26, 2012 (see Note 7).

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2012 and September 30, 2011 was $6.9 million and $2.7 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $68.74 and $27.15 for the three months ended September 30, 2012 and September 30, 2011, respectively. Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2012 and September 30, 2011 was $18.3 million and $3.9 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $182.92 and $38.93 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Liquidity and Capital Resources – September 30, 2012 and December 31, 2011

Total capital contributed to the Fund was $199.5 million as of September 30, 2012. Committed capital to the Company at September 30, 2012 was $294.0 million, of which $227.9 million has been called.  The remaining $66.1 million in committed capital as of September 30, 2012 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

On January 14, 2011, the Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility in an initial amount of up to $40 million. Loans under the facility may be, at the option of the

Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. On May 26, 2011, the Fund increased the size of the amount available under the debt facility to $60 million. On September 23, 2011, the Fund entered into agreements with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA, which amended and restated the Loan Agreement, and increased the size of the facility to $160 million. The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of September 30, 2012, the Fund has a balance of $123 million under the facility.

As of September 30, 2012 and December 31, 2011, 3.3% and 13.2%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2012. Amounts disbursed under the Fund's loan commitments totaled approximately $167.0 million million during the nine months ended September 30, 2012.  Net loan amounts outstanding after amortization and fair market adjustment increased by approximately $105.4 million million for the same period.  Unexpired, unfunded commitments totaled approximately $108.9 million as of September 30, 2012.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2012	$378.7 million	$98.6 million	$280.1 million	$108.9 million
December 31, 2011	$211.7 million	$37.0 million	$174.7 million	$85.6 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the nine months ended September 30, 2012.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing VI, LLC for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $199.5 million of paid in capital during the period from

June 29, 2010 through September 30, 2012 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 9, 2012	Date:	November 9, 2012

EXHIBIT INDEX

Exhibit Number	Description
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