Form 10-K
period 2012-12-31
Venture Lending & Leasing VI, Inc.
filed 2013-03-15
CIK 1482199

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2013 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 8, 2013	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VI, Inc. (the “Fund”) was incorporated in Maryland on January 11, 2010, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VI, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in January 2010.  As of December 31, 2012, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
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
GENERAL
Reliance on Management.  The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's Board of Directors.  Although the principals of the Manager have over 68 years of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective.  Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies.  The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund.  Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.
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
Foreign currency & exchange rate risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs in connection with conversions between various currencies.
Accounting & disclosure standards. Accounting, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles (US GAAP) or International Accounting Standards (IAS). Accordingly, less information may be available to investors.
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
Due diligence risks. Before making investments, the Investment Manager intends to conduct a limited amount of due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence and making an assessment regarding an investment, the Investment Manager will be required to rely on resources available to it, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Accordingly, there can be no assurance that the due diligence investigation that the Investment Manager will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Further, there can be no assurance that such an investigation will result in an investment being successful.
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

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”).  The Manager also serves as investment manager for Fund VII. The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund VII invests (“Investments”). Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VII so long as the Fund has capital available to invest. After January 2014, the Fund is no longer permitted to enter into new commitments to borrowers; however, Fund VI will be permitted to fund existing commitments. While investing the Fund's capital in the same companies in which Fund VII is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

To the extent that clients, other than Fund VII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including a majority of the disinterested directors).
Intercreditor Agreements.  In each transaction in which both the Fund and either Fund V or Fund VII invest, it is expected that the Fund and Fund V or Fund VII will enter into an intercreditor agreement pursuant to which the Fund and Fund V or Fund VII will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund V or Fund VII pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V or Fund VII invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
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
The number of holders of record of the Fund's Common Stock at March 15, 2013 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2012, the Fund had distributed $68.2 million to date to its shareholder, of which $32.3 million was in cash.

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

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period Ended December 31, 2010*
Statement of Operations Data:
Investment income:
Interest on loans	$43,739,317	$18,988,607	$1,117,908
Other interest and other income	186,205	23,269	7,434
Total investment income	43,925,522	19,011,876	1,125,342
Expenses:
Management fees	7,615,663	7,350,000	3,715,274
Interest expense	4,161,447	1,662,063	—
Banking and professional fees	350,339	211,050	130,371
Organizational costs	—	—	122,079
Other operating expenses	142,283	120,789	65,875
Total expenses	12,269,732	9,343,902	4,033,599
Net investment income (loss)	31,655,790	9,667,974	(2,908,257)

Net realized (loss) gain from investments	(1,377,330)	360,960	—
Net change in unrealized loss from investments	(3,295,924)	(898,509)	—
Net realized and unrealized loss from hedging activities	(1,233,646)	(1,370,765)	—
Net realized and unrealized loss from investment and hedging activities	(5,906,900)	(1,908,314)	—

Net increase (decrease) in net assets resulting from operations	$25,748,890	$7,759,660	$(2,908,257)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$257.49	$77.60	$(29.08)
Weighted average shares outstanding	100,000	100,000	100,000

	As of	As of	As of
	December 31, 2012	December 31, 2011	December 31, 2010
Balance sheet data:
Loans	$313,848,702	$174,777,564	$29,312,847
Net assets	$195,928,871	$131,409,460	$33,106,540
*From June 29, 2010, commencement of operations, through December 31, 2010

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Loans are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans section of Note 2 to the financial statements (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment. The actual value of the loans may differ from management’s estimates, which would affect net change in net assets resulting from operations as well as assets.
Results of Operations – For the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010

The Fund did not commence operations until June 29, 2010. Changes between 2010 and 2011 mostly relate to the partial year.
Total investment income for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010 was $43.9 million, $19.0 million and $1.1 million respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees. The average gross outstanding performing loans calculated on a monthly basis was $241.0 million as of December 31, 2012, $103.0 million as of December 31, 2011 and $12.4 million as of December 31, 2010. The average interest rate on gross outstanding performing loans was 18.15% for the year ended December 31, 2012, 18.44% for the year ended December 31, 2011 and 15.49% for the period from June 29, 2010. commencement of operations through December 31, 2010. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010 was $12.3 million, $9.3 million and $4.0 million. Management fees were calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $7.6 million for the year ended December 31, 2012, $7.4 million for the year ended December 31, 2011 and $3.7 million for the period from June 29, 2010, commencement of operations, through December 31, 2010. Management fees increased in 2012 as the Fund started calculating the fee based on assets under management instead of committed capital of the Company.
Total interest expense was $4.2 million, $1.7 million and $0.0 million for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively. Interest expense increased in 2012 due to an increase in average debt outstanding from $40.3 million in 2011 to $ 108.5 million in 2012. This increase was partially offset by a decrease in the interest rate from 4.12% in 2011 to 3.84% in 2012. The Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility on January 14, 2011 (see Note 6). There was no loan facility during 2010.

The banking and professional fees were $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively. The banking and professional fees was comprised of legal, audit and other professional fees. These fees rose in 2011 and 2012 primarily because of increased legal and accounting fees as the Fund continued to grow.
Total organizational costs for the years ended December 31, 2012 and 2011 and for the period from June 29, 2010, commencement of operations, through December 31, 2010 was $0.0 million, $0.0 million and $0.1 million, respectively.
Other operating expenses were $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2012 and 2011 and for the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.

Net investment income (loss) for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010 was $31.7 million, $9.7 million and $(2.9) million, respectively.

Total net realized gain (loss) from investments was $(1.4) million, $0.4 million and $0.0 million for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively. The realized gain consists of conversion of convertible note into stock, reduced by write offs, net of recoveries of previously written off uncollectible loans.

Net change in unrealized (loss) gain from investments was $(3.3) million, $0.9 million and $0.0 million for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively.  The unrealized loss consists of fair market value adjustments taken against loans.

Net realized and unrealized loss from hedging activities was $1.2 million, $1.4 million and $0.0 million for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively. The realized and unrealized loss from hedging activities consists of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered into an interest rate swap transaction with Union Bank, N.A to convert floating rate liabilities to fixed rates on February 18, 2011 and entered into an additional interest rate swap transaction with Wells Fargo Bank, N.A. on June 26, 2012 (see Note 8). There was no swap transaction during 2010. The Fund continued to increase the notional amount of the swap during 2011 and 2012 to better match outstandings under the credit facility.
Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010 was $25.7 million, $7.8 million and $(2.9) million, respectively. On a per share basis, for the years ended December 31, 2012 and 2011 and for the period from June 29, 2010, commencement of operations, through December 31, 2010, there was a net increase (decrease) in net assets resulting from operations of $257.49, $77.60 and $(29.08).

Liquidity and Capital Resources -- December 31, 2012 and 2011
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2012 the Company had received subscriptions for capital in the amount of $294.0 million, of which $264.6 million had been called and received. As of December 31, 2012, $29.4 million of capital remains uncalled, respectively. The remaining $29.4 million in committed capital as of December 31, 2012 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.
As of December 31, 2012 and 2011, 5% and 13%, respectively, of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2012. Amounts disbursed under the Fund’s loan commitments was $227.5 million for the year ended December 31, 2012. Net loan amounts outstanding after amortization and valuation adjustment were approximately $313.8 million as of December 31, 2012. Unexpired unfunded commitments as of December 31, 2012 were approximately $63.9 million.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2012	$439,279,320	$125,430,618	$313,848,702	$63,882,647
December 31, 2011	$211,741,026	$36,963,462	$174,777,564	$85,556,939
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
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the year ended December 31, 2012.
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

December 31, 2012 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Investment Income:
Interest on loans	$8,756,858	$11,127,932	$11,679,874	$12,174,653
Other interest and other income	159,489	473	25,785	458
Total investment income	8,916,347	11,128,405	11,705,659	12,175,111
Expenses:
Management fees	1,837,500	1,836,753	1,844,880	2,096,530
Interest expense	850,051	965,709	1,160,296	1,185,391
Banking and professional fees	123,155	68,365	69,908	88,911
Other operating expenses	23,408	36,198	27,243	55,434
Total expenses	2,834,114	2,907,025	3,102,327	3,426,266
Net investment income	6,082,233	8,221,380	8,603,332	8,748,845

Net realized (loss) from investments	—	—	(24,561)	(1,352,769)
Net change in unrealized (loss) gain from investments	(425,000)	(1,755,338)	(1,198,871)	83,285
Net change in realized and unrealized (loss) from hedging activities	(396,706)	(308,906)	(505,935)	(22,099)
Net realized and unrealized (loss) from investment and hedging activities	$(821,706)	$(2,064,244)	$(1,729,367)	$(1,291,583)
Net increase in net assets resulting from operations	$5,260,527	$6,157,136	$6,873,965	$7,457,262
Amount per common share:
Net increase in net assets resulting from operations	$52.61	$61.57	$68.74	$74.57
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2011 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Investment Income:
Interest on loans	$1,770,039	$4,054,472	$6,106,596	$7,057,500
Other interest and other income	8,488	6,264	311	8,206
Total investment income	1,778,527	4,060,736	6,106,907	7,065,706
Expenses:
Management fees	1,837,500	1,837,500	1,837,500	1,837,500
Interest expense	168,048	324,372	455,984	713,659
Banking and professional fees	48,875	22,973	80,497	58,705
Other operating expenses	16,179	22,216	43,908	38,486
Total expenses	2,070,602	2,207,061	2,417,889	2,648,350
Net investment income (loss)	(292,075)	1,853,675	3,689,018	4,417,356

Net realized gain (loss) from investments	602,160	(241,200)	—	—
Net change in unrealized gain (loss) from investments	(230,000)	230,000	(435,000)	(463,509)
Net change in realized and unrealized gain (loss) from hedging activities	(188,609)	(556,537)	(538,891)	(86,728)
Net realized and unrealized gain (loss) from investment and hedging activities	$183,551	$(567,737)	$(973,891)	$(550,237)
Net increase (decrease) in net assets resulting from operations	$(108,524)	$1,285,938	$2,715,127	$3,867,119
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$(1.09)	$12.86	$27.15	$38.67
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2010* (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Investment Income:
Interest on loans	$—	$658	$223,490	$893,760
Other interest and other income	—	—	390	7,044
Total investment income	—	658	223,880	900,804
Expenses:
Management fees	—	29,394	1,848,380	1,837,500
Interest expense	—	—	—	—
Banking and professional fees	—	7,588	56,860	65,923
Organization costs	—	122,079	—	—
Other operating expenses	—	4,843	22,408	38,624
Total expenses	—	163,904	1,927,648	1,942,047
Net investment income (loss)	—	(163,246)	(1,703,768)	(1,041,243)
Net increase (decrease) in net assets resulting from operations	$—	$(163,246)	$(1,703,768)	$(1,041,243)
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$—	$(1.63)	$(17.04)	$(10.41)
Weighted average shares outstanding	100,000	100,000	100,000	100,000
* From June 29, 2010, commencement of operations, through December 31, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2012.

ITEM 9.B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	68	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	48	Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	48	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	61	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	40	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance is contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 8, 2013 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2012 and 2011
Statements of Operations for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010
Statements of Changes in Net Assets for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010
Statements of Cash Flows for the the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations, through December 31, 2010
Notes to Financial Statements
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

10.1	Custodian Agreement between the Fund and Wells Fargo Bank, incorporated by referece to the Fund's 10-K dated March 15, 2012

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
VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 15, 2013		Date:	March 15, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ William Miller	Director	March 15, 2013
William R. Miller

By:	/S/ Roger V. Smith	Director	March 15, 2013
Roger V. Smith

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2013
Ronald W. Swenson

By:	/S/ Alan Zafran	Director	March 15, 2013
Alan Zafran

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 15, 2013
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing VI, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VI, Inc. (the "Fund") as of December 31, 2012 and 2011, and the related statements of operations, cash flows, and changes in net assets for each of the two years in the period ended December 31, 2012, and for the period from June 29, 2010, commencement of operations, through December 31, 2010. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2012, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing VI, Inc. as of December 31, 2012 and 2011, the results of its operations, its cash flows, and changes in its net assets for each of the two years in the period ended December 31, 2012, and for the period from June 29, 2010, commencement of operations, through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2, the financial statements include investments valued at $313.8 million (94% of total assets) and $174.8 million (85% of total assets) as of December 31, 2012 and 2011, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values.  Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 15, 2013
San Francisco, California

VENTURE LENDING & LEASING VI, INC.
Statements of Assets and Liabilities
As of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
ASSETS
Loan, at estimated fair value
(Cost of $318,043,136 and $175,676,073)	$313,848,702	$174,777,564
Cash and cash equivalents	16,244,714	27,115,044
Other assets	5,351,530	4,164,698

Total assets	335,444,946	206,057,306

LIABILITIES
Borrowings under debt facility	134,000,000	70,000,000
Accrued management fees	2,093,156	1,837,500
Accounts payable and other accrued liabilities	3,422,919	2,810,346

Total liabilities	139,516,075	74,647,846

NET ASSETS	$195,928,871	$131,409,460

Analysis of Net Assets:

Capital paid in on shares of capital stock	$233,525,000	$152,525,000
Return of capital distributions	(28,732,092)	(16,096,766)
Distributable income (accumulated deficit)	(8,864,037)	(5,018,774)
Net assets (equivalent to $1,959.29 and $1,314.09 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$195,928,871	$131,409,460

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Operations
For the Years Ended December 31, 2012 and 2011 and for the Period Ended December 31, 2010*

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2012	December 31, 2011	December 31, 2010*
INVESTMENT INCOME:
Interest on loans	$43,739,317	$18,988,607	$1,117,908
Other interest and other income	186,205	23,269	7,434
Total investment income	43,925,522	19,011,876	1,125,342

EXPENSES:
Management fees	7,615,663	7,350,000	3,715,274
Interest expense	4,161,447	1,662,063	—
Banking and professional fees	350,339	211,050	130,371
Organizational costs	—	—	122,079
Other operating expenses	142,283	120,789	65,875
Total expenses	12,269,732	9,343,902	4,033,599
Net investment income (loss)	31,655,790	9,667,974	(2,908,257)

Net realized gain (loss) from investments	(1,377,330)	360,960	—
Net change in unrealized (loss) from investments	(3,295,924)	(898,509)	—
Net realized and unrealized (loss) from hedging activities	(1,233,646)	(1,370,765)	—
Net realized and unrealized (loss) from investment and hedging activities	(5,906,900)	(1,908,314)	—

Net increase (decrease) in net assets resulting from operations	$25,748,890	$7,759,660	$(2,908,257)
Net increase (decrease) in net assets resulting from operations per share	$257.49	$77.60	$(29.08)
Weighted average shares outstanding	100,000	100,000	100,000

* From June 29, 2010, commencement of operations, through December 31, 2010

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Changes In Net Assets
For the Years Ended December 31, 2012 and 2011 and for the Period Ended December 31, 2010*

	For the Year ended	For the Year ended	For the Period Ended
	December 31, 2012	December 31, 2011	December 31, 2010*
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$31,655,790	$9,667,974	$(2,908,257)
Net realized gain (loss) from investments	(1,377,330)	360,960	—
Net change in unrealized (loss) from investments	(3,295,924)	(898,509)	—
Net realized and unrealized gain (loss) from hedging activities	(1,233,646)	(1,370,765)	—

Net increase (decrease) in net assets resulting from operations	25,748,890	7,759,660	(2,908,257)
Distributions of income to shareholder	(29,594,153)	(9,870,177)	—
Return of capital to shareholder	(12,635,326)	(13,086,563)	(3,010,203)
Contributions from shareholder	81,000,000	113,500,000	39,000,000
Total increase (decrease)	64,519,411	98,302,920	33,081,540

Net assets
Beginning of period	131,409,460	33,106,540	25,000

End of period	$195,928,871	$131,409,460	$33,106,540

* From June 29, 2010, commencement of operations, through December 31, 2010

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and for the Period Ended December 31, 2010*

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2012	December 31, 2011	December 31, 2010*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$25,748,890	$7,759,660	$(2,908,257)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) operating activities:
Net realized loss (gain) from investments	1,377,330	(360,960)	—
Net change in unrealized loss from investments	3,295,924	898,509	—
Net change in unrealized loss from hedging activities	549,339	1,212,010	—
Amortization of deferred costs related to borrowing facility	489,075	279,296
Net (increase) in other assets	(1,659,121)	(2,302,402)	(530,954)
Receipt of equity securities as payment for waiver	(85,603)	—	—
Net increase in accounts payable, other accrued liabilities, and accrued management fees	318,892	1,207,679	2,228,157
Origination of loans	(227,538,293)	(179,116,860)	(32,624,166)
Principal payments on loans	83,261,571	31,802,947	3,311,319
Acquisition of equity securities	(14,841,547)	(15,893,500)	(3,010,203)
Purchase of other investments	—	—	(250,000)
Net cash used in operating activities	(129,083,543)	(154,513,621)	(33,784,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	81,000,000	113,500,000	39,000,000
Cash distribution to shareholder	(26,770,000)	(5,500,000)	—
Borrowing under debt facility	64,000,000	70,000,000	—
Payment of bank facility fees and costs	(16,787)	(1,611,781)	(450)
Net cash provided by financing activities	118,213,213	176,388,219	38,999,550
Net (decrease) increase in cash and cash equivalents	(10,870,330)	21,874,598	5,215,446
CASH AND CASH EQUIVALENTS:
Beginning of period	27,115,044	5,240,446	25,000
End of period	$16,244,714	$27,115,044	$5,240,446
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$3,245,154	$958,985	$—
Settlement under interest rate swap agreement	$684,307	$158,755	$—
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$15,459,479	$17,456,740	$3,010,203
Receipt of equity securities as repayment of loans	$532,330	$709,486	$—
Conversion of receivable to stock	$—	$1,595	$—
Conversion from note to stock	$—	$250,000	$—

* From June 29, 2010, commencement of operations, through December 31, 2010

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Notes to Financial Statements for the Years Ended December 31, 2012 and 2011 and the Period Ended December 31, 2010
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VI, Inc. (the “Fund”), was incorporated in Maryland on January 11, 2010 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc., (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2020 unless an election is made to dissolve earlier by the Board of Directors. Manager was formed upon the conversion of Westech Investment Advisors, Inc. into a limited liability company. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VI, LLC (the “Company”).  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in January 2010.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on April 13, 2010.

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
Valuation Procedures
The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of Westech Investment Advisors (“Manager” or “Management”), in accordance with this Policy.
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
At December 31, 2012 and 2011, the financial statements include nonmarketable investments ($313.8 million and $174.8 million or approximately 94% and 85% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
Loans

Fair value is the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants. There is no secondary market for the loans, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. We have evaluated these factors and have concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recorded on a cash basis.

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

As of December 31, 2012, loans with a cost basis of $16.5 million and a fair value of $12.3 million, have been classified as non-accrual. As of December 31, 2011, loans with a cost basis of $1.5 million and a fair value of $0.7 million, have been classified as non-accrual.

Cash Equivalents

Money market funds held as Cash Equivalents are valued at their most recently traded net asset value.

Warrants

Warrants that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.

Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the year ended December 31, 2012, the Fund is using the volatility rates ranging from 37% to 69%. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the year ended December 31, 2012, the Fund is assuming the average duration of a warrant is 3 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the year ended December 31, 2012, the Fund is using monthly risk free rates ranging from 0.31% to 0.51%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

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

As of December 31, 2012 and 2011, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

As of December 31, 2012 and 2011, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $134.0 million and $70.0 million, respectively.

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
Interest Rate Swap Agreements

The Fund entered into interest rate swap agreements to hedge its interest rate on its expected long term borrowings under its debt facility (see Note 8). The effect of the interest rate swap agreements is to convert a variable rate obligation into a fixed rate on the contract notional value. The purpose of the swaps is to protect the Fund against rising interest rates on amounts that were borrowed. Unrealized gains and losses from hedging activities have been separately reported from unrealized gains and losses from investment activities and are included in net realized and unrealized gain (loss) from hedging activities on the Statements of Operations. Also included in realized and unrealized gain (loss) from hedging activities is the net interest received or paid on the interest rate swap transactions. The fair value of the interest rate swaps are recorded in accounts payable and other accrued liabilities in the Statements of Assets and Liabilities. The valuation of the swap agreements are based on future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date.
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

Deferred Bank Fees

Through December 31, 2012, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was determined to be January 2014 (see Note 6). Starting in October 2011, the estimated life of the facility changed to September 2014. Additional fees were paid subsequently and the remaining fees are amortized based on the revised estimated life of the facility. The amortization of these costs are recorded in interest expense in the Statements of Operations.

Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends existing guidance to provide common fair value measurements and related disclosure requirements between U. S. GAAP and IFRS. The guidance requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) quantitative information about the significant unobservable inputs used in the measurement, and (2) a description of the valuation processes used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurements and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of assets and liabilities but for which the fair value is required to be disclosed.
The amended guidance is to be applied prospectively and is effective for public entities (like the Fund) for interim and annual periods beginning after December 15, 2011, with early application permitted (but not earlier than interim periods beginning after December 15, 2011). The adoption had a material impact on the Fund's disclosure within the financial statements.

Tax Status
The Fund has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, we must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholders. The Fund will accrue excise tax on estimated undistributed taxable income as required.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund's annual RIC tax return.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

The Fund may pay return of capital . This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions are $28,732,092 and $16,096,766 as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.
3.  SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2012, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2012 and 2011, the weighted average interest rate on gross performing loans was 18.15% and 18.44% respectively. These rates were inclusive of both cash and non-cash interest income. For the year ended December 31, 2012 the cash portion was 13.74%.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Loans as of December 31, 2012 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/12	12/31/2012	Maturity Date
Biotechnology
Stem CentRx, Inc.		$396,153	$396,153	1/1/2014
Subtotal:	0.2%	$396,153	$396,153

Carrier Networking
VocalNet, LLC		$362,422	$362,422	11/1/2015
Subtotal:	0.2%	$362,422	$362,422

Computers & Storage
D-Wave Systems, Inc.		$395,930	$395,930	1/1/2014
Veloxum, Inc.		316,093	416,093	*
Vidyo, Inc.		9,428,246	9,428,246	11/1/2015
Subtotal:	5.2%	$10,140,269	$10,240,269

Enterprise Networking
BurstPoint Networks, Inc.		$679,001	$679,001	12/1/2015
Subtotal:	0.3%	$679,001	$679,001

Internet

Beach Mint, Inc.	$11,615,878	$11,615,878	3/1/2016
Blekko, Inc.	2,185,590	2,185,590	9/1/2015
Bloomspot, Inc.	4,099,800	4,099,800	1/1/2015
Care2, Inc.	1,412,056	1,412,056	9/1/2014
Catch.com, Inc.	892,763	892,763	5/1/2014
Central Desktop, Inc.	3,743,877	3,743,877	8/1/2015
CloudTalk, Inc.	4,884	128,753	*
DailyFeats, Inc.	467,100	467,100	5/1/2015
Direct Media Technologies, Inc.	2,314,309	2,314,309	12/1/2014
EDO Interactive, Inc.	2,201,245	2,201,245	11/1/2014
EyeView, Inc.	1,722,408	1,722,408	3/1/2015
FanBridge, Inc.	687,559	687,559	11/1/2014
FlipTop, Inc.	898,407	898,407	6/1/2015
Giga Omni Media, Inc.	4,637,753	4,637,753	2/1/2016
Hexagram 49, Inc.	456,812	456,812	11/1/2015
Identified, Inc.	3,245,247	3,245,247	12/1/2015
Ignighter, Inc.	310,738	310,738	6/1/2014
Insider Guides, Inc.	930,035	930,035	9/1/2014
isocket, Inc.	806,786	806,786	1/1/2015
Julep Beauty, Inc.	1,380,741	1,380,741	9/1/2015
Jun Group, LLC	1,066,904	1,066,904	11/1/2014
Just Fabulous, Inc.	4,710,629	4,710,629	6/1/2015
Kanjoya, Inc.	551,975	551,975	4/1/2014
KargoCard, Co.	388,542	388,542	5/1/2015
Kitsy Lane, Inc.	236,077	236,077	12/1/2015
Komli Media, Inc.	6,979,081	6,979,081	11/1/2015
Kulbyt, Inc.	379,520	379,520	8/1/2015
Lenddo International	2,338,737	2,338,737	12/1/2015
LifeShield, Inc.	1,942,433	1,942,433	9/1/2015
Lightside Games, Inc.	365,385	365,385	5/1/2015
LiveMocha, Inc.	2,354,090	2,354,090	6/1/2015
LOLapps, Inc.	423,796	423,796	1/1/2014
ModeWalk, Inc.	406,422	406,422	1/1/2015
Mojo Motors, Inc.	171,367	171,367	6/1/2014
Monetate, Inc.	5,490,875	5,490,875	5/1/2015
Navigating Cancer, Inc.	662,077	662,077	9/1/2015
NetBase Solutions Inc.	1,807,831	1,807,831	8/1/2015
Osix Corporation	452,285	452,285	1/1/2016
PerformLine, Inc.	344,318	344,318	1/1/2015
Philotic, Inc.	40,782	40,782	8/1/2013
Piryx, Inc.	1,339,235	1,339,235	8/1/2014
PixelFish, Inc.	987,793	987,793	8/1/2014
Playstudios, Inc.	2,854,116	2,854,116	11/1/2015
Quantcast Corp.	12,861,622	12,861,622	4/1/2015
Radius Intelligence, Inc.	1,291,290	1,291,290	8/1/2015
Relay Network, LLC	1,824,187	1,824,187	7/1/2015

Rivet Games, Inc.		398,500	998,500	*
Santa.com, Inc.		721,227	802,227	*
The SavvySource For Parents, Inc.		628,878	838,878	*
Sittercity, Inc.		2,835,579	2,835,579	6/1/2015
SocialChorus, Inc.		1,044,570	1,044,570	9/1/2014
Spotlight Ticket Management, Inc.		437,447	437,447	9/1/2015
StitchFix, Inc.		404,978	404,978	1/1/2015
StumbleUpon, Inc.		1,444,672	1,444,672	12/1/2015
TangoCard, Inc.		420,018	420,018	3/1/2015
Thecomplete.me, Inc.		450,355	450,355	12/1/2015
Topsy Labs, Inc.		3,805,634	3,805,634	1/1/2016
True & Co., Inc.		692,632	692,632	2/1/2016
UserVoice, Inc.		936,196	936,196	11/1/2015
Vertical Acuity, Inc.		84,797	94,797	*
WeddingWire, Inc.		404,507	404,507	2/1/2014
Youku.com, Inc.		598,619	598,619	7/1/2013
Subtotal:	57.1%	$111,593,966	$112,618,835

Medical Devices
Avedro, Inc.		$5,880,371	$5,880,371	10/1/2015
C8 Medisensors, Inc.		4,119,906	4,119,906	2/1/2015
Cellscape Corp.		1,083,900	1,083,900	9/1/2015
Cervilenz, Inc.		2,753,599	2,753,599	12/1/2015
ConforMIS, Inc.		2,964,771	2,964,771	5/1/2014
Fluxion Biosciences, Inc.		654,999	654,999	12/1/2013
HourGlass Technologies, Inc.		193,225	819,225	*
MimOSA, Inc.		418,118	418,118	2/1/2015
NasoForm, Inc.		334,495	334,495	2/1/2015
O2 MedTech, Inc.		13,116	666,116	*
Oculus Innovative Sciences, Inc.		1,930,287	1,930,287	2/1/2015
Sonoma Orthopedic Products, Inc.		4,240,260	4,240,260	9/1/2015
Spinal Kinetics, Inc.		453,933	453,933	10/1/2013
Xlumena, Inc.		596,038	596,038	5/1/2014
Zipline Medical, Inc.		1,880,700	1,880,700	9/1/2015
Subtotal:	14%	$27,517,718	$28,796,718

Other Healthcare
Counsyl, Inc.		$4,313,347	$4,313,347	5/1/2015
Ekso Bionics, Inc.		4,143,859	4,143,859	5/1/2015
Health Guru Media, Inc.		2,644,694	2,644,694	12/1/2014
NABsys, Inc.		4,600,771	4,600,771	5/1/2015
Pathway Genomics Corp.		1,869,882	1,869,882	12/1/2014
Quantia Communications, Inc.		4,153,911	4,153,911	9/1/2014
Treato, Ltd.		1,179,259	1,179,259	6/1/2015
Wellfount Corp.		1,973,955	1,973,955	10/1/2014
Subtotal:	12.7%	$24,879,678	$24,879,678

Other Technology
Daylight Solutions, Inc.		$3,475,501	$3,475,501	7/1/2015
Demand Energy Networks, Inc.		775,306	775,306	1/1/2016
EcoSMART Technologies, Inc.		731,451	731,451	3/1/2014
Kabbage, Inc.		2,139,853	2,139,853	9/1/2015
LanzaTech New Zealand Ltd.		9,381,751	9,381,751	4/1/2016
Lehigh Technologies, Inc.		2,204,908	2,204,908	2/1/2015
Myine Electronics, Inc.		780,276	780,276	4/1/2015
nScaled, Inc.		173,023	173,023	11/1/2015
Pinnacle Engines, Inc.		2,534,722	2,534,722	3/1/2015
PlantSense, Inc.		94,534	183,044	*
Relume Technologies, Inc.		1,400,962	1,400,962	1/1/2015
Solaria Corp.		2,141,003	2,141,003	9/1/2014
Svaya Nanotechnologies, Inc.		704,492	704,492	12/1/2014
Thoughtful Media Group, Inc.		547,375	1,047,375	*
YPX Cayman Holdings Co.		749,260	749,260	10/1/2015
ZeaChem, Inc.		5,546,802	5,546,802	4/1/2015
Subtotal:	17%	$33,381,219	$33,969,729

Security
Kinamik, Inc.		$541,085	$601,085	*
Pandesa Corp.		358,731	358,731	2/1/2015
Uplogix, Inc.		2,803,005	2,803,005	7/1/2015
Subtotal:	1.9%	$3,702,821	$3,762,821

Software
AcousticEye, Ltd.		$608,301	$608,301	9/1/2015
Appconomy, Inc.		2,802,553	2,802,553	5/1/2015
Artificial Solutions ASH AB		1,215,369	1,215,369	2/1/2015
ClearPath, Inc.		789,980	789,980	11/1/2014
Corduro, Inc.		168,707	258,707	*
D Software, Inc.		202,558	202,558	12/1/2014
gloStream, Inc.		1,239,502	1,239,502	4/1/2015
Image Vision Labs, Inc.		212,671	212,671	6/1/2014
Innerworkings Holdings, Ltd.		536,348	536,348	10/1/2014
Innotas, Inc.		492,295	492,295	3/1/2014
Intalio, Inc.		705,242	705,242	6/1/2015
Kareo, Inc.		5,839,433	5,839,433	10/1/2015
KIT Digital, Inc.		8,604,248	9,564,248	*
Knowledge Adventure, Inc.		2,310,508	2,310,508	12/1/2014
Lending Stream, Ltd.		4,854,669	4,854,669	12/1/2014
Lex Machina, Inc.		265,762	265,762	4/1/2014
Mantara, Inc.		1,647,473	1,647,473	2/1/2015
Medsphere Systems Corp.		1,720,701	1,720,701	6/1/2014
NewVoiceMedia, Ltd.		2,564,879	2,564,879	2/1/2015
Nolio, Inc.		1,523,456	1,523,456	1/1/2015
Palantir Technologies, Inc.		5,214,444	5,214,444	3/1/2014

PivotLink, Inc.		3,190,253	3,190,253	12/1/2014
Pursway, Inc.		1,909,799	1,909,799	7/1/2015
Quantisense, Inc.		1,366,126	1,366,126	6/1/2015
Riskonnect, Inc.		887,653	887,653	8/1/2015
SoundHound, Inc.		356,955	356,955	9/1/2013
STG-Impact Holdings Corp.		10,711,009	10,711,009	3/1/2016
Superfish, Inc.		725,188	725,188	4/1/2015
Target Data, Inc.		539,144	539,144	6/1/2015
The Cloudscaling Group, Inc.		2,377,402	2,377,402	9/1/2015
Validare, Inc.		—	92,055	*
Vizit, Inc.		410,847	410,847	11/1/2014
Vyumix, Inc.		265,375	265,375	8/1/2015
WebLink International, Inc.		1,202,940	1,202,940	4/1/2015
Xceedium, Inc.		853,764	853,764	4/1/2015
XOS Technologies, Inc.		1,531,914	1,531,914	10/1/2014
Subtotal:	35.6%	$69,847,468	$70,989,523

Technology Services
BountyJobs, Inc.		$2,206,949	$2,206,949	7/1/2015
DigitalPath, Inc.		2,350,378	2,350,378	10/1/2015
Perfect Market, Inc.		1,801,469	1,801,469	6/1/2015
Rated People LTD.		3,039,041	3,039,041	11/1/2015
The New Orleans Exchange, Inc.		5,646,732	5,646,732	1/1/2016
Subtotal:	7.7%	$15,044,569	$15,044,569

Wireless
Azumio, Inc.		$1,423,353	$1,423,353	8/1/2015
Cellfire, Inc.		764,140	764,140	12/1/2014
Flint Mobile, Inc.		1,162,520	1,162,520	1/1/2016
GPShopper, LLC		562,491	562,491	12/1/2015
July Systems, Inc.		1,632,570	1,632,570	10/1/2014
Meru Networks, Inc.		9,643,029	9,643,029	8/1/2015
StarMaker Interactive, Inc.		380,051	380,051	2/1/2015
Zipit Wireless, Inc.		735,264	735,264	10/1/2014
Subtotal:	8.3%	$16,303,418	$16,303,418

Total (Cost of $318,043,136):	160.2%	$313,848,702	$318,043,136

*As of December 31, 2012, loans with a costs basis of $16.5 million and fair value of $12.3 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in its entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

*As of December 31, 2011, loans with a costs basis of $1.5 million and fair value of $0.7 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in its entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  At December 31, 2012 and 2011, the Fund had unexpired unfunded commitments to borrowers of $63.9 million and $85.6 million respectively.
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
The Fund's cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund's valuation of its interest rate swaps is based on quotes from the market makers and therefore, is classified as Level 2. The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.
In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level 3 Debt Investments	Fair Value at December 31, 2012	Valuation Techniques/Methodologies	Unobservable Input	Weighted Average/Range

Internet	$111,593,966	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$4,884 - $721,227

Medical Devices	$27,517,718	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$13,116 - $193,225

Other Healthcare	$24,879,678	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Other Technology	$33,381,219	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$94,534 - $547,375

Software	$69,847,468	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0 - $8,604,248

Technology Services	$15,044,569	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$16,303,418	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Other*	$15,280,666	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$316,093 - $541,085
	$313,848,702
* Other loans are comprised of companies in the Biotechnology, Carrier Networking, Computers and Storage, Enterprise Networking and Security industries.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

As of December 31, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers*	$—	$—	$313,848,702	$313,848,702
Cash equivalents	16,244,714	—	—	16,244,714
Total assets	$16,244,714	$—	$313,848,702	$330,093,416

LIABILITIES
Interest rate swap agreements	—	$1,761,347	—	$1,761,347
Total liabilities	—	$1,761,347	—	$1,761,347

As of December 31, 2011	Level 1	Level 2	Level 3	Total
ASSETS:
Loans to borrowers*	$—	$—	$174,777,564	$174,777,564
Cash equivalents	27,115,044	—	—	27,115,044
Total assets	$27,115,044	$—	$174,777,564	$201,892,608

LIABILITIES
Interest rate swap agreement	$—	$1,212,010	$—	$1,212,010
Total liabilities	$—	$1,212,010	$—	$1,212,010

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments,.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2012
	Loans to borrowers	Other investments	Warrants	Stock
Beginning balance	$174,777,564	$—	$—	$—
Acquisitions and originations	227,538,293	—	14,932,360	527,119
Principal reductions	(83,793,901)	—	—	—
Distribution to shareholder	—	—	(14,932,360)	(527,119)
Net change in unrealized (loss) from investments	(3,295,924)	—	—	—
Net realized (loss) from investments	(1,377,330)	—	—	—
Ending balance	$313,848,702	$—	$—	$—

	For the Year Ended December 31, 2011
	Loans to borrowers	Other investments	Warrants	Stock
Beginning balance	$29,312,847	$250,000	$—	$—
Acquisitions and originations	179,116,860	—	15,711,142	891,844
Principal reductions	(32,512,434)	—	—	—
Distribution to shareholder	—	—	(15,711,142)	(1,745,599)
Conversion from note to stock	—	(250,000)	—	250,000
Conversion of receivable to stock	—	—	—	1,595
Net change in unrealized gain (loss) from investments	(898,509)	—	—	—
Net realized gain (loss) from investments	(241,200)	—	—	602,160
Ending balance	$174,777,564	$—	$—	$—
4. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted net increase (decrease) in net assets resulting from operations per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund has no instruments that would be potential common shares; thus, reported basic and diluted net increase (decrease) in net assets resulting from operations per share are the same.
5.  CAPITAL STOCK
As of December 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $294.0 million.  Total contributed capital to the Company through December 31, 2012 was $264.60 million, of which $233.5 million was contributed to the Fund.
The chart below shows the distributions of the Fund for the years ended December 31, 2012 and 2011 and the period from June 29, 2010, commencement of operations through December 31, 2010.

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2012	December 31, 2011	December 31, 2010*
Cash distributions	$26,770,000	$5,500,000	$—
Distributions of equity securities	15,459,479	17,456,740	3,010,203

Total distributions to shareholder	$42,229,479	$22,956,740	$3,010,203

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

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of December 31, 2012, $134 million is outstanding under the facility.

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

Prior to the close of the $160 million facility in late September 2011, bank fees of $750,000 were incurred in connection with the facility. The bank fees and other costs incurred had been capitalized and amortized to interest expense on a straight line basis, which approximates the effective interest method, over the original expected life of the facility (January 2014).  Additional fees and costs were incurred to upsize the facility and the remaining unamortized fees of $860,647 are being amortized over the new expected life of the facility (September 2014).

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants, including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2012, the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of December 31, 2012:

Draw/Roll-Over Date	Amount	Draw Maturity Date	Interest Rate
October 18, 2012	$123,000,000	1/18/2013*	3.08%
October 29, 2012	$11,000,000	1/18/2013*	3.07%
TOTAL OUTSTANDING	$134,000,000
*Loans were subsequently combined and rolled for a 90-day LIBOR loan, maturing on April 18, 2013.

7. MANAGEMENT AND RELATED PARTIES

Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on June 29, 2010.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $7.6 million, $7.4 million and $3.7 million were recognized as expenses for years ended December 31, 2012 and 2011 and for the period from June 29, 2010, commencement of operations, through December 31, 2010, respectively.
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

Transactions with Venture Lending & Leasing V, Inc. (“Fund V”)

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

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII.  The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund VII invests (“Investments”).  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VII so long as the Fund has capital available to invest.  After February 2014, the Fund is no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund VII is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

To the extent that clients, other than Fund VII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including by a majority of the disinterested directors).

Intercreditor Agreements

In each transaction in which both the Fund and Fund V or Fund VII invest, it is expected that the Fund and Fund V or Fund VII will enter into an intercreditor agreement pursuant to which the Fund and Fund V or Fund VII will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund V or Fund VII pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V or Fund VII invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

To the extent that clients, other than Fund V or Fund VII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including a majority of the disinterested directors).
8. INTEREST RATE SWAP AGREEMENTS
On February 18, 2011, the Fund entered into an interest rate swap transaction with Union Bank, N.A. with a notional principal amount of $20 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2012, the notional principal amount was $102 million. The Fund pays a fixed rate of 1.277 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

On June 26, 2012, the Fund entered into an interest rate swap transaction with Wells Fargo Bank, N.A.with a notional principal amount of $21 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2012, the notional principal amount was $32.0 million. The Fund pays a fixed rate of 0.528 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

As of December 31, 2012 and 2011, the total fair value of the interest rate swaps was $(1.8) million and $(1.2) million, respectively, and is recorded as accounts payable and other accrued liabilities in the Statements of Assets and Liabilities. Change in unrealized loss from hedging activities of $(549,339) and $(1,212,010), and net realized loss from hedging activities of $(684,307) and $(158,755), for the years ended December 31, 2012 and 2011, respectively, are included in net realized and unrealized loss from hedging activities in the Statements of Operations.

As of December 31, 2012 and 2011, the fair value of our derivative financial instruments was as follows:

	Liability Derivatives
	December 31, 2012		December 31, 2011
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Accounts payable and other accrued liabilities	$1,761,347	Accounts payable and other accrued liabilities	$1,212,010

For the years ended December 31, 2012 and 2011, the derivative financial instruments had the following effect on our Statement of Operations:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	2012	2011
Interest rate swap agreements	Net realized and unrealized loss from hedging activities	$(1,233,646)	$(1,370,765)

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
The ratios of expenses and net investment income (loss) to average net assets, calculated below, are annualized for the years ended December 31, 2012 and 2011 only and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes net realized or unrealized gains and losses.
Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2012	December 31, 2011	December 31, 2010*

Total return	17.74%	8.10%	(17.83)%

Per share amounts:
Net asset value, beginning of period	$1,314.09	$331.07	$0.25
Net investment income (loss)	316.56	96.68	(29.08)
Net change in unrealized and realized loss from investment and hedging activities	(59.07)	(19.09)	—
Net increase (decrease) in net assets resulting from operations	257.49	77.59	(29.08)
Distributions of income to shareholder	(295.94)	(98.70)	—
Return of capital to shareholder	(126.35)	(130.87)	(30.10)
Contributions from shareholder	810.00	1,135.00	390.00
Net asset value, end of period	$1,959.29	$1,314.09	$331.07

Net assets, end of period	$195,928,871	$131,409,460	$33,106,540

Ratios to average net assets:
Expenses	7.84%	11.85%	16.27%
Net investment income (loss)	20.23%	12.26%	(11.70)%
* From June 29, 2010, commencement of operations, through December 31, 2010.
10. SUBSEQUENT EVENTS
Subsequent events have been reviewed through March 15, 2013. No additional disclosure is required.