Form 10-Q
period 2013-03-31
Venture Lending & Leasing VI, Inc.
filed 2013-05-10
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2013
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2013 and December 31, 2012

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2013 and 2012

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2013 and 2012

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2013 and 2012

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

SIGNATURES

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
ASSETS
Loans, at estimated fair value
(Cost of $309,851,057 and $318,043,136)	$302,657,049	$313,848,702
Cash and cash equivalents	24,806,265	16,244,714
Other assets	5,834,417	5,351,530

Total assets	333,297,731	335,444,946

LIABILITIES
Borrowings under debt facility	134,000,000	134,000,000
Accrued management fees	2,083,111	2,093,156
Accounts payable and other accrued liabilities	3,283,519	3,422,919

Total liabilities	139,366,630	139,516,075

NET ASSETS	$193,931,101	$195,928,871

Analysis of Net Assets:

Capital paid in on shares of capital stock	$233,525,000	$233,525,000
Return of capital distributions	(28,732,092)	(28,732,092)
Distributable income (accumulated deficit)	(10,861,807)	(8,864,037)
Net assets (equivalent to $1,939.31 and $1,959.29 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$193,931,101	$195,928,871

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

INVESTMENT INCOME:
Interest on loans	$14,224,818	$8,756,858	$14,224,818	$8,756,858
Other interest and other income	82,690	159,489	82,690	159,489
Total investment income	14,307,508	8,916,347	14,307,508	8,916,347

EXPENSES:
Management fees	2,083,111	1,837,500	2,083,111	1,837,500
Interest expense	1,169,820	850,051	1,169,820	850,051
Banking and professional fees	176,588	123,155	176,588	123,155
Other operating expenses	27,557	23,408	27,557	23,408
Total expenses	3,457,076	2,834,114	3,457,076	2,834,114
Net investment income	10,850,432	6,082,233	10,850,432	6,082,233

Net realized loss from investments	(842,496)	—	(842,496)	—
Net change in unrealized loss from investments	(2,999,575)	(425,000)	(2,999,575)	(425,000)
Net realized and change in unrealized gain (loss) from hedging activities	16,413	(396,706)	16,413	(396,706)
Net realized and change in unrealized loss from investments and hedging activities	(3,825,658)	(821,706)	(3,825,658)	(821,706)

Net increase in net assets resulting from operations	$7,024,774	$5,260,527	$7,024,774	$5,260,527
Net increase in net assets resulting from operations per share	$70.25	$52.61	$70.25	$52.61
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Net increase (decrease) in net assets resulting from operations:
Net investment income	$10,850,432	$6,082,233
Net realized loss from investments	(842,496)	—
Net change in unrealized loss from investments	(2,999,575)	(425,000)
Net realized and change in unrealized gain (loss) from hedging activities	16,413	(396,706)

Net increase in net assets resulting from operations	7,024,774	5,260,527

Distributions of income to shareholder	(9,022,544)	(5,950,639)
Return of capital to shareholder	—	(2,875,292)
Capital contributions	—	20,000,000
Increase (decrease) in capital transactions	(9,022,544)	11,174,069

Total increase (decrease)	(1,997,770)	16,434,596

Net assets
Beginning of period	195,928,871	131,409,460

End of period	$193,931,101	$147,844,056

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$7,024,774	$5,260,527
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	842,496	—
Net change in unrealized loss from investments	2,999,575	425,000
Net change in unrealized (gain) loss from hedging activities	(280,438)	265,112
Amortization of deferred costs related to borrowing facility	122,950	121,682
Net increase in other assets	(605,837)	(506,375)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	130,993	(119,536)
Origination of loans	(26,137,087)	(58,686,201)
Principal payments on loans	33,226,734	15,667,719
Acquisition of equity securities	(1,562,609)	(4,191,999)
Net cash provided by (used in) operating activities	15,761,551	(41,764,071)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(7,200,000)	(4,370,000)
Contribution from shareholder	—	20,000,000
Borrowings under debt facility	—	18,000,000
Payment of bank facility fees and costs	—	(3,683)
Net cash provided by (used in) financing activities	(7,200,000)	33,626,317
Net increase (decrease) in cash and cash equivalents	8,561,551	(8,137,754)
CASH AND CASH EQUIVALENTS:
Beginning of period	16,244,714	27,115,044
End of period	$24,806,265	$18,977,290
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$1,064,686	$594,913
Settlement under interest rate swap agreement	$264,025	$131,594
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$1,822,544	$4,455,931
Receipt of equity securities as repayment of loans	$259,935	$178,329
Receipt of equity securities as payment for waiver	$—	$85,603

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2013 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market funds held as cash equivalents are valued at their most recently traded net asset value.

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

As of March 31, 2013 and December 31, 2012, the financial statements include nonmarketable investments of $302.7 million and $313.8 million (or approximately 91% and 94% of total assets, respectively) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board of Directors. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of March 31, 2013, loans with a cost basis of $17.4 million and a fair value of $10.8 million, have been classified as non-accrual. As of December 31, 2012, loans with cost basis of $16.5 million and a fair value of $12.3 million, have been classified as non-accrual.

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
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company's industry for a period of time approximating the expected life of the warrants. For the three months ended March 31, 2013, the Fund is using volatility rates ranging from 37% to 66%. A hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended March 31, 2013, the Fund is assuming the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended March 31, 2013, the Fund is using monthly risk free rates ranging from 0.31% to 0.36%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.
As of March 31, 2013 and December 31, 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of March 31, 2013 and December 31, 2012, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $134.0 million.

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

Interest Rate Swap Agreements

Interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contracts are recorded at fair value in either other assets or accounts payable and other accrued liabilities in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counter party. The changes in fair value are recorded in net realized and change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.  The quarterly interest paid or received on the interest rate swap contracts is also recorded in net realized and change in unrealized gain (loss) from hedging activities.

Deferred Bank Fees

Through March 31, 2013, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which currently is through September 2014. The amortization of these costs are recorded in interest expense in the Condensed Statement of Operations (see Note 6).

Tax Status

The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income.
If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund's annual RIC tax return.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions are $28.7 million and $19.0 million as of March 31, 2013 and March 31, 2012. As of March 31, 2013 the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2013, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2013 and 2012, the weighted-average interest rate on the performing loans was 19.15% and 18.42%, respectively .  These rates were inclusive of both cash and non-cash interest income. For the three months ended March 31, 2013 the weighted-average interest rate on the cash portion of the interest income was 14.67% . Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

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

Loans as of March 31, 2013 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/13	3/31/2013	Maturity Date
Biotechnology
Stem CentRx, Inc.		$298,355	$298,355	1/1/2014
Subtotal:	0.2%	$298,355	$298,355

Carrier Networking
VocalNet, LLC		$366,590	$366,590	11/1/2015
Subtotal:	0.2%	$366,590	$366,590

Computers & Storage
D-Wave Systems, Inc.		$317,532	$317,532	1/1/2014
Looxcie, Inc.		857,829	857,829	12/1/2015
Veloxum, Inc.		206,093	416,093	*
Vidyo, Inc.		9,547,263	9,547,263	11/1/2015
Subtotal:	5.6%	$10,928,717	$11,138,717

Enterprise Networking
BurstPoint Networks, Inc.		$669,692	$669,692	12/1/2015
Subtotal:	0.3%	$669,692	$669,692

Internet
Beach Mint, Inc.		$11,799,732	$11,799,732	3/1/2016
Blekko, Inc.		2,027,124	2,027,124	9/1/2015
Care2, Inc.		1,239,717	1,239,717	9/1/2014
Catch.com, Inc.		762,396	762,396	5/1/2014
Central Desktop, Inc.		3,555,827	3,555,827	8/1/2015
CloudTalk, Inc.		5,000	124,008	*
DailyFeats, Inc.		426,356	426,356	5/1/2015
Dezine, Inc.		136,560	136,560	3/1/2016
Direct Media Technologies, Inc.		2,067,245	2,067,245	12/1/2014
EDO Interactive, Inc.		1,969,794	1,969,794	11/1/2014
EyeView, Inc.		1,558,927	1,558,927	3/1/2015
FanBridge, Inc.		597,862	597,862	11/1/2014
FlipTop, Inc.		815,867	815,867	6/1/2015
Giga Omni Media, Inc.		4,703,346	4,703,346	2/1/2016
HEXAGRAM 49, INC		945,069	945,069	1/1/2016
Identified, Inc.		3,208,407	3,208,407	12/1/2015
Ignighter, Inc.		267,811	267,811	6/1/2014
isocket, Inc.		729,331	729,331	1/1/2015
Julep Beauty, Inc.		2,115,890	2,115,890	1/1/2016
Jun Group, LLC		964,569	964,569	11/1/2014
Just Fabulous, Inc.		4,778,491	4,778,491	6/1/2015
Kanjoya, Inc.		457,274	457,274	4/1/2014
KargoCard, Co.		820,890	820,890	8/1/2015
Kitsy Lane, Inc.		238,246	238,246	12/1/2015
Komli Media, Inc.		7,897,302	7,897,302	11/1/2015
Kulbyt, Inc.		365,698	365,698	8/1/2015
Lenddo International		2,354,906	2,354,906	12/1/2015
LifeShield, Inc.		1,835,739	1,835,739	9/1/2015
Lightside Games, Inc.		337,139	337,139	5/1/2015
LiveMocha, Inc.		2,165,348	2,165,348	6/1/2015
LocalResponse, Inc.		464,515	464,515	12/1/2015
LOLapps, Inc.		323,930	323,930	1/1/2014
MeetMe, Inc.		760,606	760,606	9/1/2014
ModeWalk, Inc.		367,202	367,202	1/1/2015
Mojo Motors, Inc.		141,720	141,720	6/1/2014

Monetate, Inc.		5,000,513	5,000,513	5/1/2015
Navigating Cancer, Inc.		1,272,877	1,272,877	1/1/2016
NetBase Solutions, Inc.		1,776,612	1,776,612	8/1/2015
nPario, Inc.		440,189	440,189	11/1/2015
Osix Corporation		461,200	461,200	1/1/2016
PerformLine, Inc.		308,003	308,003	1/1/2015
Philotic, Inc.		28,838	28,838	8/1/2013
Piryx, Inc.		1,161,141	1,161,141	8/1/2014
Playstudios, Inc.		2,793,843	2,793,843	11/1/2015
Quantcast Corp.		11,539,951	11,539,951	4/1/2015
Radius Intelligence, Inc.		2,112,215	2,112,215	3/1/2016
Relay Network, LLC		1,695,734	1,695,734	7/1/2015
Rivet Games, Inc.		353,007	953,007	*
Santa.com, Inc.		721,227	802,227	*
The SavvySource For Parents, Inc.		766,146	766,146	7/1/2015
Sightly, Inc.		863,771	863,771	8/1/2014
Sittercity, Inc.		2,504,417	2,504,417	6/1/2015
SocialChorus, Inc.		913,587	913,587	9/1/2014
Spotlight Ticket Management, Inc.		445,058	445,058	9/1/2015
StitchFix, Inc.		362,761	362,761	1/1/2015
StumbleUpon, Inc.		1,356,749	1,356,749	12/1/2015
TangoCard, Inc.		380,303	380,303	3/1/2015
Topsy Labs, Inc.		3,495,667	3,495,667	1/1/2016
True & Co., Inc.		1,179,581	1,179,581	6/1/2016
UserVoice, Inc.		900,307	900,307	11/1/2015
Vertical Acuity, Inc.		84,797	94,797	*
Weddington Way, Inc.		708,469	708,469	4/1/2016
WeddingWire, Inc.		307,236	307,236	2/1/2014
YouDocs Beauty, Inc.		1,162,834	1,162,834	6/1/2016
Youku.com, Inc.		349,759	349,759	7/1/2013
Subtotal:	56.0%	$108,652,628	$109,462,636

Medical Devices
Avedro, Inc.		$5,424,863	$5,424,863	10/1/2015
AxioMed, Inc.		1,814,120	1,814,120	4/1/2016
C8 Medisensors, Inc.		1,980,474	3,960,474	*
Cellscape Corp.		1,186,750	1,186,750	1/1/2016
Cervilenz, Inc.		2,772,252	2,772,252	12/1/2015
ConforMIS, Inc.		2,493,937	2,493,937	5/1/2014
Fluxion Biosciences, Inc.		514,484	514,484	12/1/2013
HourGlass Technologies, Inc.		193,225	819,225	*
MimOSA, Inc.		376,983	376,983	2/1/2015
NasoForm, Inc.		301,587	301,587	2/1/2015
Oculus Innovative Sciences, Inc.		1,738,432	1,738,432	2/1/2015
Sonoma Orthopedic Products, Inc.		4,144,203	4,144,203	9/1/2015
Spinal Kinetics, Inc.		282,828	282,828	10/1/2013

Xlumena, Inc.		491,846	491,846	5/1/2014
Zipline Medical, Inc.		1,827,037	1,827,037	9/1/2015
Subtotal:	13.2%	$25,543,021	$28,149,021

Other Healthcare
Counsyl, Inc.		$3,955,906	$3,955,906	5/1/2015
Ekso Bionics, Inc.		3,754,705	3,754,705	5/1/2015
Health Guru Media, Inc.		2,343,194	2,343,194	12/1/2014
NABsys, Inc.		4,223,314	4,223,314	5/1/2015
Pathway Genomics Corp.		1,677,160	1,677,160	12/1/2014
Quantia Communications, Inc.		3,636,212	3,636,212	9/1/2014
Treato, Ltd.		1,082,052	1,082,052	6/1/2015
Wellfount Corp.		1,840,363	1,840,363	3/1/2015
Subtotal:	11.6%	$22,512,906	$22,512,906

Other Technology
Daylight Solutions, Inc.		$3,209,186	$3,209,186	7/1/2015
Demand Energy Networks, Inc.		698,568	698,568	1/1/2016
EcoSMART Technologies, Inc.		593,235	593,235	3/1/2014
LanzaTech New Zealand Ltd.		9,440,897	9,440,897	7/1/2016
Lehigh Technologies, Inc.		1,909,060	1,909,060	2/1/2015
Myine Electronics, Inc.		686,468	686,468	4/1/2015
nScaled, Inc.		890,970	890,970	1/1/2016
Pinnacle Engines, Inc.		2,310,051	2,310,051	3/1/2015
Relume Technologies, Inc.		1,333,828	1,333,828	1/1/2015
Solaria Corp.		1,874,630	1,874,630	9/1/2014
Svaya Nanotechnologies, Inc.		625,460	625,460	12/1/2014
Thoughtful Media Group, Inc.		547,375	1,047,375	*
YPX Cayman Holdings Co.		947,352	947,352	2/1/2016
ZeaChem, Inc.		4,090,657	4,660,657	4/1/2015
Subtotal:	15.0%	$29,157,737	$30,227,737

Security
Kinamik, Inc.		$300,653	$610,653	*
Pandesa Corp.		320,659	320,659	2/1/2015
Uplogix, Inc.		2,525,380	2,525,380	7/1/2015
Subtotal:	1.6%	$3,146,692	$3,456,692

Software
AcousticEye, Ltd.		$562,288	$562,288	9/1/2015
Appconomy, Inc.		2,519,340	2,519,340	5/1/2015
Artificial Solutions ASH AB		1,111,103	1,111,103	2/1/2015
ClearPath, Inc.		674,167	674,167	5/1/2016
Corduro, Inc.		131,325	221,325	*
D Software, Inc.		172,797	172,797	12/1/2014
Dataium, LLC		504,213	504,213	3/1/2016
gloStream, Inc.		1,163,062	1,163,062	4/1/2015

Image Vision Labs, Inc.		178,427	178,427	6/1/2014
Innerworkings Holdings, Ltd.		384,911	512,911	*
Innotas, Inc.		405,884	405,884	3/1/2014
Intalio, Inc.		720,295	720,295	6/1/2015
Kareo, Inc.		7,438,652	7,438,652	1/1/2016
KIT Digital, Inc.		5,911,698	7,881,698	*
Knowledge Adventure, Inc.		1,953,758	1,953,758	12/1/2014
Lending Stream, Ltd.		4,318,952	4,318,952	12/1/2014
Lex Machina, Inc.		221,582	221,582	4/1/2014
Mantara, Inc.		1,500,367	1,500,367	2/1/2015
NewVoiceMedia, Ltd.		2,290,148	2,290,148	2/1/2015
Palantir Technologies, Inc.		4,252,635	4,252,635	3/1/2014
PivotLink, Inc.		3,049,799	3,049,799	4/1/2015
Pursway, Inc.		1,811,399	1,811,399	7/1/2015
Quantisense, Inc.		1,255,306	1,255,306	6/1/2015
Riskonnect, Inc.		825,426	825,426	8/1/2015
ServiceMesh, Inc.		3,731,031	3,731,031	6/1/2016
SoundHound, Inc.		259,067	259,067	9/1/2013
STG-Impact Holdings Corp.		10,846,487	10,846,487	3/1/2016
Superfish, Inc.		1,333,713	1,333,713	10/1/2015
Target Data, Inc.		502,139	502,139	9/1/2015
The Cloudscaling Group, Inc.		2,326,069	2,326,069	9/1/2015
Vizit, Inc.		367,733	367,733	11/1/2014
Vyumix, Inc.		242,583	242,583	8/1/2015
WebLink International, Inc.		1,063,449	1,063,449	4/1/2015
Xceedium, Inc.		779,888	779,888	4/1/2015
XOS Technologies, Inc.		1,262,349	1,262,349	10/1/2014
Subtotal:	34.1%	$66,072,042	$68,260,042

Technology Services
BidPal, Inc.		$1,150,300	$1,150,300	12/1/2015
Blazent, Inc.		935,267	935,267	5/1/2016
Boost Media, Inc.		468,618	468,618	1/1/2016
BountyJobs, Inc.		2,039,402	2,039,402	7/1/2015
DigitalPath, Inc.		2,609,715	2,609,715	1/1/2016
Perfect Market, Inc.		3,101,464	3,101,464	1/1/2016
Rated People, Ltd.		3,061,218	3,061,218	11/1/2015
Scripted, Inc.		86,429	86,429	1/1/2016
The New Orleans Exchange, Inc.		5,679,202	5,679,202	1/1/2016
Subtotal:	9.9%	$19,131,615	$19,131,615

Wireless
AppStack, Inc.		$426,731	$426,731	12/1/2015
Azumio, Inc.		1,349,841	1,349,841	8/1/2015
Cellfire, Inc.		683,626	683,626	12/1/2014
Corona Labs, Inc.		703,108	703,108	2/1/2016
Flint Mobile, Inc.		1,170,802	1,170,802	1/1/2016

GPShopper, LLC		545,717	545,717	12/1/2015
July Systems, Inc.		1,400,269	1,400,269	10/1/2014
Meru Networks, Inc.		8,896,869	8,896,869	8/1/2015
StarMaker Interactive, Inc.		344,742	344,742	2/1/2015
Zipit Wireless, Inc.		655,349	655,349	10/1/2014
Subtotal:	8.4%	$16,177,054	$16,177,054

Total (Cost of $309,851,057)	156.1%	$302,657,049	$309,851,057

*As of March 31, 2013, loans with a cost basis of $17.4 million and a fair value of $10.8 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

Loans as of December 31, 2012 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/12	12/31/2012	Maturity Date
Biotechnology
Stem CentRx, Inc.		$396,153	$396,153	1/1/2014
Subtotal:	0.2%	$396,153	$396,153

Carrier Networking
VocalNet, LLC		$362,422	$362,422	11/1/2015
Subtotal:	0.2%	$362,422	$362,422

Computers & Storage
D-Wave Systems, Inc.		$395,930	$395,930	1/1/2014
Veloxum, Inc.		316,093	416,093	*
Vidyo, Inc.		9,428,246	9,428,246	11/1/2015
Subtotal:	5.2%	$10,140,269	$10,240,269

Enterprise Networking
BurstPoint Networks, Inc.		$679,001	$679,001	12/1/2015
Subtotal:	0.3%	$679,001	$679,001

Internet
Beach Mint, Inc.		$11,615,878	$11,615,878	3/1/2016
Blekko, Inc.		2,185,590	2,185,590	9/1/2015
Bloomspot, Inc.		4,099,800	4,099,800	1/1/2015
Care2, Inc.		1,412,056	1,412,056	9/1/2014
Catch.com, Inc.		892,763	892,763	5/1/2014
Central Desktop, Inc.		3,743,877	3,743,877	8/1/2015
CloudTalk, Inc.		4,884	128,753	*
DailyFeats, Inc.		467,100	467,100	5/1/2015
Direct Media Technologies, Inc.		2,314,309	2,314,309	12/1/2014
EDO Interactive, Inc.		2,201,245	2,201,245	11/1/2014
EyeView, Inc.		1,722,408	1,722,408	3/1/2015

FanBridge, Inc.	687,559	687,559	11/1/2014
FlipTop, Inc.	898,407	898,407	6/1/2015
Giga Omni Media, Inc.	4,637,753	4,637,753	2/1/2016
HEXAGRAM 49, INC	456,812	456,812	11/1/2015
Identified, Inc.	3,245,247	3,245,247	12/1/2015
Ignighter, Inc.	310,738	310,738	6/1/2014
Insider Guides, Inc.	930,035	930,035	9/1/2014
isocket, Inc.	806,786	806,786	1/1/2015
Julep Beauty, Inc.	1,380,741	1,380,741	9/1/2015
Jun Group, LLC	1,066,904	1,066,904	11/1/2014
Just Fabulous, Inc.	4,710,629	4,710,629	6/1/2015
Kanjoya, Inc.	551,975	551,975	4/1/2014
KargoCard, Co.	388,542	388,542	5/1/2015
Kitsy Lane, Inc.	236,077	236,077	12/1/2015
Komli Media, Inc.	6,979,081	6,979,081	11/1/2015
Kulbyt, Inc.	379,520	379,520	8/1/2015
Lenddo International	2,338,737	2,338,737	12/1/2015
LifeShield, Inc.	1,942,433	1,942,433	9/1/2015
Lightside Games, Inc.	365,385	365,385	5/1/2015
LiveMocha, Inc.	2,354,090	2,354,090	6/1/2015
LOLapps, Inc.	423,796	423,796	1/1/2014
ModeWalk, Inc.	406,422	406,422	1/1/2015
Mojo Motors, Inc.	171,367	171,367	6/1/2014
Monetate, Inc.	5,490,875	5,490,875	5/1/2015
Navigating Cancer, Inc.	662,077	662,077	9/1/2015
NetBase Solutions Inc.	1,807,831	1,807,831	8/1/2015
Osix Corporation	452,285	452,285	1/1/2016
PerformLine, Inc.	344,318	344,318	1/1/2015
Philotic, Inc.	40,782	40,782	8/1/2013
Piryx, Inc.	1,339,235	1,339,235	8/1/2014
PixelFish, Inc.	987,793	987,793	8/1/2014
Playstudios, Inc.	2,854,116	2,854,116	11/1/2015
Quantcast Corp.	12,861,622	12,861,622	4/1/2015
Radius Intelligence, Inc.	1,291,290	1,291,290	8/1/2015
Relay Network, LLC	1,824,187	1,824,187	7/1/2015
Rivet Games, Inc.	398,500	998,500	*
Santa.com, Inc.	721,227	802,227	*
The SavvySource For Parents, Inc.	628,878	838,878	*
Sittercity, Inc.	2,835,579	2,835,579	6/1/2015
SocialChorus, Inc.	1,044,570	1,044,570	9/1/2014
Spotlight Ticket Management, Inc.	437,447	437,447	9/1/2015
StitchFix, Inc.	404,978	404,978	1/1/2015
StumbleUpon, Inc.	1,444,672	1,444,672	12/1/2015
TangoCard, Inc.	420,018	420,018	3/1/2015
Thecomplete.me, Inc.	450,355	450,355	12/1/2015
Topsy Labs, Inc.	3,805,634	3,805,634	1/1/2016

True & Co., Inc.		692,632	692,632	2/1/2016
UserVoice, Inc.		936,196	936,196	11/1/2015
Vertical Acuity, Inc.		84,797	94,797	*
WeddingWire, Inc.		404,507	404,507	2/1/2014
Youku.com, Inc.		598,619	598,619	7/1/2013
Subtotal:	57.1%	$111,593,966	$112,618,835

Medical Devices
Avedro, Inc.		$5,880,371	$5,880,371	10/1/2015
C8 Medisensors, Inc.		4,119,906	4,119,906	2/1/2015
Cellscape Corp.		1,083,900	1,083,900	9/1/2015
Cervilenz, Inc.		2,753,599	2,753,599	12/1/2015
ConforMIS, Inc.		2,964,771	2,964,771	5/1/2014
Fluxion Biosciences, Inc.		654,999	654,999	12/1/2013
HourGlass Technologies, Inc.		193,225	819,225	*
MimOSA, Inc.		418,118	418,118	2/1/2015
NasoForm, Inc.		334,495	334,495	2/1/2015
O2 MedTech, Inc.		13,116	666,116	*
Oculus Innovative Sciences, Inc.		1,930,287	1,930,287	2/1/2015
Sonoma Orthopedic Products, Inc.		4,240,260	4,240,260	9/1/2015
Spinal Kinetics, Inc.		453,933	453,933	10/1/2013
Xlumena, Inc.		596,038	596,038	5/1/2014
Zipline Medical, Inc.		1,880,700	1,880,700	9/1/2015
Subtotal:	14.0%	$27,517,718	$28,796,718

Other Healthcare
Counsyl, Inc.		$4,313,347	$4,313,347	5/1/2015
Ekso Bionics, Inc.		4,143,859	4,143,859	5/1/2015
Health Guru Media, Inc.		2,644,694	2,644,694	12/1/2014
NABsys, Inc.		4,600,771	4,600,771	5/1/2015
Pathway Genomics Corp.		1,869,882	1,869,882	12/1/2014
Quantia Communications, Inc.		4,153,911	4,153,911	9/1/2014
Treato, Ltd.		1,179,259	1,179,259	6/1/2015
Wellfount Corp.		1,973,955	1,973,955	10/1/2014
Subtotal:	12.7%	$24,879,678	$24,879,678

Other Technology
Daylight Solutions, Inc.		$3,475,501	$3,475,501	7/1/2015
Demand Energy Networks, Inc.		775,306	775,306	1/1/2016
EcoSMART Technologies, Inc.		731,451	731,451	3/1/2014
Kabbage, Inc.		2,139,853	2,139,853	9/1/2015
LanzaTech New Zealand Ltd.		9,381,751	9,381,751	4/1/2016
Lehigh Technologies, Inc.		2,204,908	2,204,908	2/1/2015
Myine Electronics, Inc.		780,276	780,276	4/1/2015
nScaled, Inc.		173,023	173,023	11/1/2015
Pinnacle Engines, Inc.		2,534,722	2,534,722	3/1/2015
PlantSense, Inc.		94,534	183,044	*

Relume Technologies, Inc.		1,400,962	1,400,962	1/1/2015
Solaria Corp.		2,141,003	2,141,003	9/1/2014
Svaya Nanotechnologies, Inc.		704,492	704,492	12/1/2014
Thoughtful Media Group, Inc.		547,375	1,047,375	*
YPX Cayman Holdings Co.		749,260	749,260	10/1/2015
ZeaChem, Inc.		5,546,802	5,546,802	4/1/2015
Subtotal:	17.0%	$33,381,219	$33,969,729

Security
Kinamik, Inc.		$541,085	$601,085	*
Pandesa Corp.		358,731	358,731	2/1/2015
Uplogix, Inc.		2,803,005	2,803,005	7/1/2015
Subtotal:	1.9%	$3,702,821	$3,762,821

Software
AcousticEye, Ltd.		$608,301	$608,301	9/1/2015
Appconomy, Inc.		2,802,553	2,802,553	5/1/2015
Artificial Solutions ASH AB		1,215,369	1,215,369	2/1/2015
ClearPath, Inc.		789,980	789,980	11/1/2014
Corduro, Inc.		168,707	258,707	*
D Software, Inc.		202,558	202,558	12/1/2014
gloStream, Inc.		1,239,502	1,239,502	4/1/2015
Image Vision Labs, Inc.		212,671	212,671	6/1/2014
Innerworkings Holdings, Ltd.		536,348	536,348	10/1/2014
Innotas, Inc.		492,295	492,295	3/1/2014
Intalio, Inc.		705,242	705,242	6/1/2015
Kareo, Inc.		5,839,433	5,839,433	10/1/2015
KIT Digital, Inc.		8,604,248	9,564,248	*
Knowledge Adventure, Inc.		2,310,508	2,310,508	12/1/2014
Lending Stream, Ltd.		4,854,669	4,854,669	12/1/2014
Lex Machina, Inc.		265,762	265,762	4/1/2014
Mantara, Inc.		1,647,473	1,647,473	2/1/2015
Medsphere Systems Corp.		1,720,701	1,720,701	6/1/2014
NewVoiceMedia, Ltd.		2,564,879	2,564,879	2/1/2015
Nolio, Inc.		1,523,456	1,523,456	1/1/2015
Palantir Technologies, Inc.		5,214,444	5,214,444	3/1/2014
PivotLink, Inc.		3,190,253	3,190,253	12/1/2014
Pursway, Inc.		1,909,799	1,909,799	7/1/2015
Quantisense, Inc.		1,366,126	1,366,126	6/1/2015
Riskonnect, Inc.		887,653	887,653	8/1/2015
SoundHound, Inc.		356,955	356,955	9/1/2013
STG-Impact Holdings Corp.		10,711,009	10,711,009	3/1/2016
Superfish, Inc.		725,188	725,188	4/1/2015
Target Data, Inc.		539,144	539,144	6/1/2015
The Cloudscaling Group, Inc.		2,377,402	2,377,402	9/1/2015
Validare, Inc.		—	92,055	*
Vizit, Inc.		410,847	410,847	11/1/2014

Vyumix, Inc.		265,375	265,375	8/1/2015
WebLink International, Inc.		1,202,940	1,202,940	4/1/2015
Xceedium, Inc.		853,764	853,764	4/1/2015
XOS Technologies, Inc.		1,531,914	1,531,914	10/1/2014
Subtotal:	35.6%	$69,847,468	$70,989,523

Technology Services
BountyJobs, Inc.		$2,206,949	$2,206,949	7/1/2015
DigitalPath, Inc.		2,350,378	2,350,378	10/1/2015
Perfect Market, Inc.		1,801,469	1,801,469	6/1/2015
Rated People LTD.		3,039,041	3,039,041	11/1/2015
The New Orleans Exchange, Inc.		5,646,732	5,646,732	1/1/2016
Subtotal:	7.7%	$15,044,569	$15,044,569

Wireless
Azumio, Inc.		$1,423,353	$1,423,353	8/1/2015
Cellfire, Inc.		764,140	764,140	12/1/2014
Flint Mobile, Inc.		1,162,520	1,162,520	1/1/2016
GPShopper, LLC		562,491	562,491	12/1/2015
July Systems, Inc.		1,632,570	1,632,570	10/1/2014
Meru Networks, Inc.		9,643,029	9,643,029	8/1/2015
StarMaker Interactive, Inc.		380,051	380,051	2/1/2015
Zipit Wireless, Inc.		735,264	735,264	10/1/2014
Subtotal:	8.3%	$16,303,418	$16,303,418

Total (Cost of $318,043,136):	160.2%	$313,848,702	$318,043,136

*As of December 31, 2012, loans with cost basis of $16.5 million and a fair value of $12.3 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of March 31, 2013 and December 31, 2012, the Fund had unexpired unfunded commitments to borrowers of $94.8 million and $63.9 million.

Valuation Hierarchy

The Fund categorizes its fair value measurements according to a three-level hierarchy as required by GAAP. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund. As a result, these measurements are classified as Level 1. The Fund's investments in the interest rate swap is based on quotes from the market makers and therefore, is classified as Level 2. The Fund uses estimated exit values when determining the value of its investments.  Because these transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type
Level 3 Debt Investments	Fair Value at	Valuation Techniques/		Weighted Average/
by Industry	March 31, 2013	Methodologies	Unobservable Input	Range
Computer & Storage	$10,928,717	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	19%
		Liquidation	Investment Collateral	$0-$206,093

Internet	$108,652,628	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$5,000 - $721,227

Medical Devices	$25,543,021	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$193,225-$1,980,474

Other Healthcare	$22,512,906	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Other Technology	$29,157,737	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$0 - $547,375

Security	$3,146,692	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0 - $300,653

Software	$66,072,042	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$131,325-$5,911,698

Technology Services	$19,131,615	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$16,177,054	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Other*	$1,334,637	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%

	$302,657,049

*Other loans are comprised of companies in the Biotechnology, Carrier Networking and Enterprise Networking industries.

The following table presents the balances of assets and liabilities as of March 31, 2013 and December 31, 2012 measured at fair value on a recurring basis:

As of March 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$302,657,049	$302,657,049
Cash equivalents	24,806,265	—	—	24,806,265
Total	$24,806,265	$—	$302,657,049	$327,463,314

LIABILITIES
Interest rate swap agreements	$—	$1,480,909	$—	$1,480,909
Total	$—	$1,480,909	$—	$1,480,909

As of December 31, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$313,848,702	$313,848,702
Cash equivalents	16,244,714	—	—	16,244,714
Total	$16,244,714	$—	$313,848,702	$330,093,416

LIABILITIES
Interest rate swap agreement	$—	$1,761,347	$—	$1,761,347
Total	$—	$1,761,347	$—	$1,761,347

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2013

	Loans	Warrants	Stock
Beginning balance	$313,848,702	$—	$—
Acquisitions and originations	26,137,087	1,822,544	—
Principal reductions	(33,486,669)	—	—
Distribution to shareholder	—	(1,822,544)	—
Conversion of note to stock	—	—	—
Conversion of receivable to stock	—	—	—
Net change in unrealized gain (loss) from investments	(2,999,575)	—	—
Net realized gain (loss) from investments	(842,496)	—	—
Ending balance	$302,657,049	$—	$—
Net Change in Unrealized Gain (Loss) on investments relating to investments still held at March 31, 2013	$(3,833,138)

	For the Three Months Ended March 31, 2012

	Loans	Other Investment	Warrants	Stock
Beginning balance	$174,777,564	$—	$—	$—
Acquisitions and originations	58,686,201	—	4,455,931	—
Principal reductions	(15,931,652)	—	—	—
Distribution to shareholder	—	—	(4,455,931)	—
Conversion of note to stock	—	—	—	—
Conversion of receivable to stock	—	—	—	—
Net change in unrealized gain (loss) from investments	(425,000)	—	—	—
Net realized gain (loss) from investments	—	—	—	—
Ending balance	$217,107,113		$—	$—
Net Change in Unrealized Gain (Loss) on investments relating to investments still held at March 31, 2012	$(425,000)

4.	EARNINGS PER SHARE

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

As of March 31, 2013 and December 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2013 was $294.0 million.  Total contributed capital to the Company through March 31, 2013 and December 31, 2012 was $264.6 million, of which $233.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2013 and March 31, 2012.

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Cash distributions	$7,200,000	$4,370,000
Distributions of equity securities	1,822,544	4,455,931

Total distributions to shareholder	$9,022,544	$8,825,931

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

The Fund has established a secured revolving loan facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA.  Pursuant to the Loan Agreement, as amended, the Fund has the option to request that the lenders providing such facility increase the borrowing availability thereunder to no more than $170 million in the aggregate, as commitments may be obtained. Loans under the facility may be, at the option of the Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans.

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of March 31, 2013, $134 million is outstanding under the facility.

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

Bank fees of $750,000 were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility. As of March 31, 2013, the remaining unamortized fees of $737,698 are being amortized over the expected life of the facility (September 2014).

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2013, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of March 31, 2013:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
January 18, 2013	$134,000,000	4/18/2013*	3.06%
TOTAL OUTSTANDING	$134,000,000
* Loan was subsequently rolled for a 90-day LIBOR loan, maturing on July 18, 2013.

7. INTEREST RATE SWAP AGREEMENTS

On February 18, 2011, the Fund entered into an interest rate swap transaction with Union Bank, N.A. to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2013, the notional principal amount was $102 million. The Fund pays a fixed rate of 1.277 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

On June 26, 2012, the Fund entered into an interest rate swap transaction with Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2013, the notional principal amount was $32.0 million. The Fund pays a fixed rate of 0.528 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

As of March 31, 2013, the total fair value of the interest rate swaps was $(1.5) million and is recorded as accounts payable and other accrued liabilities in the Condensed Statements of Assets and Liabilities. Change in unrealized gain (loss) from hedging activities of $0.3 million, and net realized gain (loss) from hedging activities of $0.3 million, for the three months ended March 31, 2013 are included in net realized and change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.

As of March 31, 2013 and December 31, 2012, the fair value of the Fund's derivative financial instruments was as follows:

	Liability Derivatives
	March 31, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Accounts payable and other accrued liabilities	$1,480,909	Accounts payable and other accrued liabilities	$1,761,347

For the three months ended March 31, 2013 and 2012, the derivative financial instruments had the following effect on the Fund's Condensed Statements of Operations:

		Three months ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	March 31, 2013	March 31, 2012
Interest rate swap agreements	Net realized and unrealized gain (loss) from hedging activities	$16,413	$(396,706)

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return. The Fund did not commence operations until June 29, 2010.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized for the three months ended March 31, 2013 and 2012, and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Total return**	3.70%	(1.20)%	3.70%	4.05%

Per share amounts:
Net asset value, beginning of period	$1,959.29	$1,609.26	$1,959.29	$1,314.09
Net investment income (loss)	108.5	60.82	108.50	60.82
Net change in unrealized and realized gain
(loss) from investments and hedging activities	(38.26)	(8.21)	(38.25)	(8.21)
Net increase (decrease) in net assets from
operations	70.24	52.61	70.25	52.61
Distributions of income to shareholder	(90.24)	(0.02)	(90.23)	(59.51)
Return of capital to shareholder	—	(28.75)	—	(28.75)
Capital contributions	—	200.00	—	200.00

Net asset value, end of period	$1,939.29	$1,833.1	$1,939.31	$1,478.44

Net assets, end of period	$193,931,101	$166,879,012	$193,931,101	$147,844,056

Ratios to average net assets:

Expenses*	7.24%	22.56%	7.24%	8.62%
Net investment income (loss)*	22.72%	(3.18)%	22.72%	18.51%
* Annualized
**Total return amounts presented above are not annualized.  Beginning with the three month period and six month period ended June 30, 2012, the Fund does not disclose total return on an annualized basis.  The annualized total return for the three months ended March 31, 2012 that was previously disclosed was 16.20%.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On June 29, 2010, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a Regulated Investment Company ("RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2010.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the stockholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code.  If the Fund fails to meet these requirements, it would be taxed as an ordinary corporation on its taxable income for that year (even if that income were distributed to the Company) and all distributions out of its earnings and profits would be taxable to the Members of the Company as ordinary income; thus, such income would be subject to a double layer of tax.  There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

The portfolio investments of the Fund will primarily consist of debt financing to venture capital backed companies.  The borrower's ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.

Transactions with Venture Lending & Leasing V, Inc. (“Fund V”)

The Manager also serves as investment manager for Fund V. The amount of each Investment had been allocated 50% to the Fund and 50% to Fund V so long as Fund V had capital available to invest. After February 2011, Fund V is no longer permitted to enter into new commitments to borrowers; however, Fund V is permitted to fund existing commitments. Investing the Fund's capital in the same companies in which Fund V invested provided the Fund with greater diversification and access to larger transactions. It resulted in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII. The amount of each Investment is allocated 50% to the Fund and 50% to Fund VII so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved). While investing the Fund's capital in the same companies in which Fund VII is also investing should provide the Fund with greater diversification and access to larger transactions, it can also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Critical Accounting Policies

We identified and determined the most critical accounting principles upon which our financial statements depend by considering accounting policies that involve the most complex or subjective decisions or assessments. Such critical accounting policies relate to the valuation of loans and treatment of non-accrual loans.

Loans are held at estimated fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 in the Fund's financial statements (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates, which would affect net income as well as assets.

Results of Operations - For the three months ended March 31, 2013 and March 31, 2012

Total investment income for the three months ended March 31, 2013 and March 31, 2012 was $14.3 million and $8.9 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The increase was primarily due to the increase in the average loans outstanding from $190.2 million for the three months ended March 31, 2012 to $297.2 million for the three months ended March 31, 2013 and the increasing interest rates, as average interest rates increased from 18.42% for the three months ended March 31, 2012 to 19.15% for the three months ended March 31, 2013. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility of values ascribed to warrants, and new loans funded during the year and early payoffs, which increased from $0.4 million for the three months ended March 31, 2012 to $2.0 million for the three months ended March 31, 2013.

Management fees for the three months ended March 31, 2013 and March 31, 2012 were $2.1 million and $1.8 million, respectively. Prior to June 29, 2012, management fees were calculated as 2.5 percent of the committed capital of the Company. Starting on June 29, 2012, management fees are calculated as 2.5 percent of the total assets. Management fees increased because assets under management as of March 31, 2013 were greater than committed capital as of March 31, 2012.

Total interest expense was $1.2 million and $0.9 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Interest expense increased primarily due to the increased average borrowings, which rose from $81.5 million for the three months ended March 31, 2012 to $134.0 million for the three months ended March 31, 2013.

The banking and professional fees was $0.2 million and $0.1 million for the three months ended March 31, 2013 and March 31, 2012, respectively. The banking and professional fees was comprised of legal, audit, banking and other professional fees. These fees rose in 2013 primarily because of increased legal and accounting fees as the Fund matured.

Total other operating expenses was less than $0.1 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

Net investment income for the three months ended March 31, 2013 and March 31, 2012, was $10.9 million and $6.1 million, respectively.

Total net realized gain (loss) from investments was $(0.8) million and $0.0 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

Net change in unrealized loss from investments was $3.0 million and $0.4 million for the three months ended March 31, 2013 and March 31, 2012, respectively. The unrealized loss consists of fair market value adjustments taken against loans.

Net change in realized and unrealized gain (loss) from hedging activities was less than $0.1 million and $(0.4) million for the three months ended March 31, 2013 and March 31, 2012, respectively. The realized and unrealized gain (loss) consists of the unrealized gains (losses) from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended March 31, 2013 and March 31, 2012 was $7.0 million and $5.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $70.25 and $52.61 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Liquidity and Capital Resources – March 31, 2013 and December 31, 2012

Total capital contributed to the Fund was $233.5 million as of March 31, 2013. Committed capital to the Company at March 31, 2013 was $294.0 million, of which $264.6 million has been called.  The remaining $29.4 million in committed capital as of March 31, 2013 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

The Fund has established a secured revolving loan facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA.  Pursuant to the Loan Agreement, as amended, the Fund has the option to request that the lenders providing such facility increase the borrowing availability thereunder to no more than $170 million in the aggregate, as commitments may be obtained. Loans under the facility may be, at the option of the Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans.

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of March 31, 2013, $134 million is outstanding under the facility.

As of March 31, 2013 and December 31, 2012, 7.4% and 4.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2013. Amounts disbursed under the Fund's loan commitments totaled approximately $26.1 million during the three months ended March 31, 2013.  Net loan amounts outstanding after amortization and fair market adjustment increased by approximately $37.3 million for the same period.  Unexpired, unfunded commitments totaled approximately $94.8 million as of March 31, 2013.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2013	$465.4 million	$162.7 million	$302.7 million	$94.8 million
December 31, 2012	$439.3 million	$125.4 million	$313.8 million	$63.9 million

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

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the investment's credit history, available cash, support of the borrower's underlying investors, available liquidity, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three months ended March 31, 2013.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2012 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, Venture Lending & Leasing VI, LLC for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $233.5 million of paid in capital during the period from June 29, 2010 through March 31, 2013 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 10, 2013	Date:	May 10, 2013

EXHIBIT INDEX

Exhibit Number	Description
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