Form 10-Q
period 2013-06-30
Venture Lending & Leasing VI, Inc.
filed 2013-08-09
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 9, 2013
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2013 and December 31, 2012

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2013 and 2012

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2013 and 2012

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2013 and 2012

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Loans, at estimated fair value
(Cost of $328,887,338 and $318,043,136)	$320,102,329	$313,848,702
Cash and cash equivalents	22,269,840	16,244,714
Other assets	5,438,462	5,351,530

Total assets	347,810,631	335,444,946

LIABILITIES
Borrowings under debt facility	145,400,000	134,000,000
Accrued management fees	2,173,816	2,093,156
Accounts payable and other accrued liabilities	4,054,595	3,422,919

Total liabilities	151,628,411	139,516,075

NET ASSETS	$196,182,220	$195,928,871

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$233,525,000
Return of capital distributions	(32,413,901)	(28,732,092)
Accumulated deficit	(12,928,879)	(8,864,037)
Net assets (equivalent to $1,961.82 and $1,959.29 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$196,182,220	$195,928,871

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012

INVESTMENT INCOME:
Interest on loans	$14,955,616	$11,127,932	$29,180,433	$19,884,790
Other interest and other income	15,522	473	98,212	159,962
Total investment income	14,971,138	11,128,405	29,278,645	20,044,752

EXPENSES:
Management fees	2,173,816	1,836,753	4,256,927	3,674,253
Interest expense	1,234,192	965,709	2,404,012	1,815,760
Banking and professional fees	164,689	68,365	341,277	191,520
Other operating expenses	25,502	36,198	53,059	59,606
Total expenses	3,598,199	2,907,025	7,055,275	5,741,139
Net investment income	11,372,939	8,221,380	22,223,370	14,303,613

Net realized loss from investments	(931,926)	—	(1,774,422)	—
Net change in unrealized loss from investments	(1,591,000)	(1,755,338)	(4,590,575)	(2,180,338)
Net realized and change in unrealized loss from hedging activities	(29,675)	(308,906)	(13,261)	(705,612)
Net realized and change in unrealized loss from investments and hedging activities	(2,552,601)	(2,064,244)	(6,378,258)	(2,885,950)

Net increase in net assets resulting from operations	$8,820,338	$6,157,136	$15,845,112	$11,417,663
Net increase in net assets resulting from operations per share	$88.20	$61.57	$158.45	$114.18
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Net increase in net assets resulting from operations:
Net investment income	$22,223,370	$14,303,613
Net realized loss from investments	(1,774,422)	—
Net change in unrealized loss from investments	(4,590,575)	(2,180,338)
Net realized and change in loss from hedging activities	(13,261)	(705,612)

Net increase in net assets resulting from operations	15,845,112	11,417,663

Distributions of income to shareholder	(19,909,954)	(14,077,908)
Return of capital to shareholder	(3,681,809)	(4,823,714)
Capital contributions	8,000,000	37,000,000
Increase (decrease) in capital transactions	(15,591,763)	18,098,378

Total increase	253,349	29,516,041

Net assets
Beginning of period	195,928,871	131,409,460

End of period	$196,182,220	$160,925,501

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$15,845,112	$11,417,663
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	1,774,422	—
Net change in unrealized loss from investments	4,590,575	2,180,338
Net change in unrealized (gain) loss from hedging activities	(525,733)	479,906
Amortization of deferred costs related to borrowing facility	245,899	243,176
Net increase in other assets	(332,831)	(1,241,999)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	1,238,069	(508,053)
Origination of loans	(92,786,159)	(127,666,341)
Principal payments on loans	79,196,145	39,571,775
Acquisition of equity securities	(5,720,373)	(8,393,803)
Net cash provided by (used in) operating activities	3,525,126	(83,917,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(16,900,000)	(10,270,000)
Contribution from shareholder	8,000,000	37,000,000
Borrowings under debt facility	11,800,000	53,000,000
Repayment of debt facility	(400,000)	—
Payment of bank facility fees and costs	—	(16,787)
Net cash provided by financing activities	2,500,000	79,713,213
Net increase (decrease) in cash and cash equivalents	6,025,126	(4,204,125)
CASH AND CASH EQUIVALENTS:
Beginning of period	16,244,714	27,115,044
End of period	$22,269,840	$22,910,919
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$2,103,853	$1,341,001
Settlement under interest rate swap agreement	$538,994	$225,706
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$6,691,763	$8,631,622
Receipt of equity securities as repayment of loans	$971,390	$152,216
Receipt of equity securities as payment for waiver	$—	$85,603

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing VI, Inc. (the “Fund”), was incorporated in Maryland on January 11, 2010 as a nondiversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc. (“Manager” or “Management”). The Fund will be dissolved on December 31, 2020 unless an election is made to dissolve earlier by the Board of Directors of the Fund (the “Board”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VI, LLC (the “Company”).  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in January 2010.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on April 13, 2010.

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2013 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value.

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

The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board a “Valuation Report,” which details the rationale for the valuation of investments.

As of June 30, 2013 and December 31, 2012, the financial statements include nonmarketable investments of $320.1 million and $313.8 million, respectively (or approximately 92% and 94% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery would have the effect of lowering the value of the current portfolio of loans.

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

If a borrower of a non-accrual loan resumes making regular payments and Management deems that the borrower has sufficient resources that it is unlikely the loan will return to non-accrual status, the loan is re-classified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

As of June 30, 2013, loans with a cost basis of $15.6 million and a fair value of $7.3 million, have been classified as non-accrual. As of December 31, 2012, loans with a cost basis of $16.5 million and a fair value of $12.3 million, have been classified as non-accrual.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition, unless a market price is available. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account underlying stock value, expected term, volatility, and risk-free interest rate, among other factors.
Underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company's industry for a period of time approximating the expected life of the warrants. For the three months ended June 30, 2013, the Fund used volatility rates ranging from 38% to 68%. A hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended June 30, 2013, the Fund assumed the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended June 30, 2013, the Fund used a monthly risk-free rate of 0.36%. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates certain inputs used such as volatility and risk-free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.
As of June 30, 2013 and December 31, 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of June 30, 2013 and December 31, 2012, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $145.4 million and $134.0 million, respectively.

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

Deferred Bank Fees

Through June 30, 2013, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which currently is through September 2014. The amortization of these costs are recorded in interest expense in the Condensed Statement of Operations (see Note 6).

Tax Status

The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs.

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $32.4 million and $20.9 million as of June 30, 2013 and 2012, respectively. As of June 30, 2013, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2011 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2013, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and six months ended June 30, 2013, the weighted-average interest rate on the performing loans was 18.89% and 18.92%, respectively. For the three and six months ended June 30, 2012, the weighted-average interest rate on the performing loans was 19.39% and 19.02%, respectively.  These rates were inclusive of both cash and non-cash interest income. For the three and six months ended June 30, 2013 the weighted-average interest rate on the cash portion of the interest income was 14.59% and 14.45%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

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

All loans as of June 30, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/2013	6/30/2013	Maturity Date
Biotechnology
Stem CentRx, Inc.		$196,650	$196,650	1/1/2014
Subtotal:	0.1%	$196,650	$196,650

Carrier Networking
Vellos Systems, Inc		$1,975,285	$1,975,285	6/1/2016

VocalNet, LLC		269,602	359,602	11/1/2015
Subtotal:	1.1%	$2,244,887	$2,334,887

Computers & Storage
Connected Data, Inc.		$928,821	$928,821	5/1/2016
D-Wave Systems, Inc.		235,278	235,278	1/1/2014
Looxcie, Inc.		875,307	875,307	12/1/2015
Veloxum, Inc.		206,093	416,093	*
Vidyo, Inc.		9,537,323	9,537,323	5/1/2016
Subtotal:	6.0%	$11,782,822	$11,992,822

Enterprise Networking
BurstPoint Networks, Inc.		$645,707	$645,707	12/1/2015
Splashtop, Inc.		1,628,448	1,628,448	5/1/2016
Subtotal:	1.2%	$2,274,155	$2,274,155

Internet
Beach Mint, Inc.		$11,867,370	$11,867,370	3/1/2016
Blekko, Inc.		1,926,604	1,926,604	12/1/2016
Byliner, Inc.		941,178	941,178	5/1/2016
Care2, Inc.		1,058,404	1,058,404	9/1/2014
Carwoo!, Inc.		928,739	928,739	8/1/2016
Catch.com, Inc.		618,593	618,593	8/1/2014
Central Desktop, Inc.		3,247,205	3,247,205	8/1/2015
Change.org, Inc.		2,352,226	2,352,226	11/1/2016
CloudTalk, Inc.		5,000	124,009	*
DailyFeats, Inc.		333,408	333,408	1/1/2016
Desti, Inc.		463,022	463,022	2/1/2016
Dezine, Inc.		138,045	138,045	3/1/2016
Direct Media Technologies, Inc.		1,809,157	1,809,157	12/1/2014
EDO Interactive, Inc.		1,727,034	1,727,034	11/1/2014
EyeView, Inc.		1,389,085	1,389,085	3/1/2015
FanBridge, Inc.		579,897	643,897	*
FlipTop, Inc.		730,305	730,305	6/1/2015
Giga Omni Media, Inc.		4,733,760	4,733,760	2/1/2016
Good Eggs, Inc.		457,254	457,254	5/1/2016
HEXAGRAM 49, INC		937,322	937,322	1/1/2016
Identified, Inc.		3,043,933	3,043,933	6/1/2016
Ignighter, Inc.		222,975	222,975	6/1/2014
isocket, Inc.		648,417	648,417	1/1/2015
Julep Beauty, Inc.		2,004,888	2,004,888	1/1/2016
Jun Group, LLC		855,616	855,616	11/1/2014
Just Fabulous, Inc.		4,665,121	4,665,121	6/1/2015
Kanjoya, Inc.		358,695	358,695	4/1/2014
KargoCard, Co.		1,221,401	1,221,401	1/1/2016
Kitsy Lane, Inc.		239,453	239,453	12/1/2015
Komli Media, Inc.		7,266,384	7,266,384	11/1/2015

Kulbyt, Inc.		332,865	332,865	8/1/2015
Lenddo International		2,304,558	2,304,558	12/1/2015
Lightside Games, Inc.		307,106	307,106	5/1/2015
LocalResponse, Inc.		710,073	710,073	3/1/2016
LOLapps, Inc.		220,081	220,081	1/1/2014
MeetMe, Inc.		2,749,175	2,749,175	4/1/2016
Modasuite, Inc.		1,404,082	1,404,082	4/1/2016
ModeWalk, Inc.		326,293	326,293	1/1/2015
Mojo Motors, Inc.		110,875	110,875	6/1/2014
Monetate, Inc.		4,492,257	4,492,257	5/1/2015
Navigating Cancer, Inc.		1,222,344	1,222,344	1/1/2016
nPario, Inc.		434,073	434,073	11/1/2015
Osix Corporation		465,860	465,860	1/1/2016
PerformLine, Inc.		270,156	270,156	1/1/2015
Philotic, Inc.		16,467	16,467	8/1/2013
Piryx, Inc.		975,518	975,518	8/1/2014
Playstudios, Inc.		2,673,817	2,673,817	11/1/2015
Quantcast Corp.		10,134,628	10,134,628	4/1/2015
Radius Intelligence, Inc.		2,013,857	2,013,857	3/1/2016
Relay Network, LLC		1,534,437	1,534,437	7/1/2015
Retail Innovation Group		2,342,396	2,342,396	7/1/2016
Rivet Games, Inc.		308,711	908,711	*
Santa.com, Inc.		402,227	802,227	*
The SavvySource For Parents, Inc.		702,726	702,726	7/1/2015
Shutl Limited		579,588	579,588	5/1/2016
Sightly, Inc.		734,038	734,038	8/1/2014
Sittercity, Inc.		2,159,295	2,159,295	6/1/2015
Smart Lunches, Inc.		227,539	227,539	6/1/2016
SocialChorus, Inc.		776,949	776,949	9/1/2014
Spotlight Ticket Management, Inc.		412,069	412,069	9/1/2015
StitchFix, Inc.		783,194	783,194	8/1/2016
StumbleUpon, Inc.		1,265,675	1,265,675	12/1/2015
TangoCard, Inc.		338,792	338,792	3/1/2015
Topsy Labs, Inc.		3,165,337	3,165,337	1/1/2016
True & Co., Inc.		1,187,806	1,187,806	6/1/2016
UserVoice, Inc.		849,213	849,213	11/1/2015
Vertical Acuity, Inc.		73,297	83,297	*
Weddington Way, Inc.		882,879	882,879	5/1/2016
WeddingWire, Inc.		206,001	206,001	2/1/2014
YouDocs Beauty, Inc.		1,178,645	1,178,645	6/1/2016
Youku.com, Inc.		89,421	89,421	7/1/2013
Subtotal:	55.3%	$108,134,811	$109,327,820

Medical Devices
Avedro, Inc.		$4,868,456	$4,868,456	10/1/2015
AxioMed, Inc.		1,837,003	1,837,003	4/1/2016

Cellscape Corp.		1,063,535	1,063,535	1/1/2016
Cervilenz, Inc.		3,760,176	3,760,176	4/1/2016
ConforMIS, Inc.		2,001,892	2,001,892	5/1/2014
Fluxion Biosciences, Inc.		367,585	367,585	12/1/2013
HourGlass Technologies, Inc.		211,875	837,875	*
MimOSA, Inc.		334,157	334,157	2/1/2015
NasoForm, Inc.		267,326	267,326	2/1/2015
Oculus Innovative Sciences, Inc.		1,537,087	1,537,087	2/1/2015
Redox Biomedical		1,800,000	3,600,000	*
Sonoma Orthopedic Products, Inc.		3,784,851	3,784,851	9/1/2015
Spinal Kinetics, Inc.		103,918	103,918	10/1/2013
Xlumena, Inc.		383,514	383,514	5/1/2014
Zipline Medical, Inc.		1,659,706	1,659,706	1/1/2016
Subtotal:	12.2%	$23,981,081	$26,407,081

Other Healthcare
Cogito Health, Inc.		$190,390	$190,390	11/1/2016
Counsyl, Inc.		3,581,275	3,581,275	5/1/2015
Ekso Bionics, Inc.		3,348,545	3,348,545	5/1/2015
Health Guru Media, Inc.		2,028,946	2,028,946	12/1/2014
Mulberry Health, Inc.		4,699,593	4,699,593	12/1/2017
NABsys, Inc.		3,830,324	3,830,324	5/1/2015
Pathway Genomics Corp.		1,473,944	1,473,944	12/1/2014
Practice Fusion, Inc.		7,085,425	7,085,425	6/1/2016
Quantia Communications, Inc.		3,098,419	3,098,419	9/1/2014
Therapydia, Inc.		92,096	92,096	6/1/2016
Wellfount Corp.		1,664,603	1,664,603	9/1/2015
Subtotal:	15.8%	$31,093,560	$31,093,560

Other Technology
Daylight Solutions, Inc.		$2,900,273	$2,900,273	7/1/2015
Demand Energy Networks, Inc.		620,435	620,435	1/1/2016
EcoSMART Technologies, Inc.		449,169	449,169	3/1/2014
LanzaTech New Zealand Ltd.		14,373,202	14,373,202	7/1/2016
Lehigh Technologies, Inc.		1,599,399	1,599,399	2/1/2015
Myine Electronics, Inc.		587,565	587,565	4/1/2015
nScaled, Inc.		839,858	839,858	1/1/2016
Pinnacle Engines, Inc.		2,075,173	2,075,173	3/1/2015
Prana Holdings, Inc.		4,776,148	4,776,148	4/1/2016
Pure Energies Group, Inc.		1,363,364	1,363,364	6/1/2016
Relume Technologies, Inc.		1,263,938	1,263,938	1/1/2015
Solaria Corp.		1,116,069	1,596,069	9/1/2014
Svaya Nanotechnologies, Inc.		543,246	543,246	12/1/2014
Thoughtful Media Group, Inc.		547,375	1,047,375	*
YPX Cayman Holdings Co.		2,062,743	2,062,743	4/1/2016
ZeaChem, Inc.		1,233,616	4,935,616	*
Subtotal:	18.5%	$36,351,573	$41,033,573

Security
Kinamik, Inc.		$300,654	$610,654	*
Pandesa Corp.		280,286	280,286	2/1/2015
Uplogix, Inc.		2,235,813	2,235,813	7/1/2015
Subtotal:	1.4%	$2,816,753	$3,126,753

Software
AcousticEye, Ltd.		$286,418	$286,418	12/1/2015
Appconomy, Inc.		1,341,362	2,683,362	*
Artificial Solutions ASH AB		998,938	998,938	2/1/2015
Ceros, Inc.		701,341	701,341	4/1/2016
ClearPath, Inc.		981,578	981,578	5/1/2016
Corduro, Inc.		93,943	183,943	*
D Software, Inc.		154,152	154,152	12/1/2014
Dataium, LLC		512,646	512,646	3/1/2016
Encoding.com, Inc.		468,867	468,867	8/1/2016
gloStream, Inc.		1,250,290	1,250,290	11/1/2015
Image Vision Labs, Inc.		142,844	142,844	6/1/2014
Innerworkings Holdings, Ltd.		241,800	483,800	*
Innotas, Inc.		313,829	313,829	3/1/2014
Intalio, Inc.		736,247	736,247	6/1/2015
Kareo, Inc.		6,978,331	6,978,331	1/1/2016
Knowledge Adventure, Inc.		1,582,101	1,582,101	12/1/2014
Lex Machina, Inc.		174,950	174,950	4/1/2014
Lulo Ventures, Inc.		930,598	930,598	5/1/2016
Mantara, Inc.		1,346,223	1,346,223	2/1/2015
MediaPlatform, Inc.		691,707	691,707	3/1/2016
NewVoiceMedia, Ltd.		2,001,875	2,001,875	2/1/2015
Palantir Technologies, Inc.		14,949,158	14,949,158	4/1/2016
PivotLink, Inc.		3,001,278	3,001,278	7/1/2015
Pursway, Inc.		1,929,525	1,929,525	7/1/2015
Quantisense, Inc.		1,139,796	1,139,796	6/1/2015
Riskonnect, Inc.		745,850	745,850	8/1/2015
ServiceMesh, Inc.		3,757,517	3,757,517	6/1/2016
SoundHound, Inc.		1,574,205	1,574,205	4/1/2016
STG-Impact Holdings Corp.		10,184,074	10,184,074	3/1/2016
Superfish, Inc.		1,231,242	1,231,242	10/1/2015
Target Data, Inc.		768,254	768,254	9/1/2015
The Cloudscaling Group, Inc.		2,127,306	2,127,306	9/1/2015
Vyumix, Inc.		217,805	217,805	8/1/2015
Xceedium, Inc.		702,286	702,286	4/1/2015
XOS Technologies, Inc.		1,300,763	1,300,763	10/1/2014
Subtotal:	33.4%	$65,559,099	$67,233,099

Technology Services
BidPal, Inc.		$1,163,777	$1,163,777	12/1/2015

Blazent, Inc.		943,990	943,990	5/1/2016
Boost Media, Inc.		471,826	471,826	1/1/2016
BountyJobs, Inc.		1,837,022	1,837,022	7/1/2015
Callisto Media, Inc.		460,344	460,344	6/1/2016
DigitalPath, Inc.		2,335,017	2,335,017	1/1/2016
Perfect Market, Inc.		2,950,899	2,950,899	1/1/2016
Rated People, Ltd.		2,992,107	2,992,107	11/1/2015
Scripted, Inc.		90,842	90,842	1/1/2016
The New Orleans Exchange, Inc.		5,712,819	5,712,819	1/1/2016
Subtotal:	9.7%	$18,958,643	$18,958,643

Wireless
AppStack, Inc.		$435,631	$435,631	12/1/2015
Azumio, Inc.		1,231,266	1,231,266	8/1/2015
Cellfire, Inc.		599,715	599,715	12/1/2014
Corona Labs, Inc.		707,787	707,787	2/1/2016
Flint Mobile, Inc.		1,179,424	1,179,424	1/1/2016
GPShopper, LLC		515,037	515,037	12/1/2015
July Systems, Inc.		1,158,152	1,158,152	10/1/2014
Meru Networks, Inc.		8,121,587	8,121,587	8/1/2015
Physical Graph Corporation		1,880,455	1,880,455	4/1/2017
StarMaker Interactive, Inc.		307,463	307,463	2/1/2015
Zipit Wireless, Inc.		571,778	571,778	10/1/2014
Subtotal:	8.5%	$16,708,295	$16,708,295

Total (Cost of $328,887,338)	163.2%	$320,102,329	$330,687,338

*As of June 30, 2013, loans with a cost basis of $15.6 million and a fair value of $7.3 million were classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

All loans as of December 31, 2012 were to non-affiliates and consisted of the following:

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

*As of December 31, 2012, loans with a cost basis of $16.5 million and a fair value of $12.3 million were classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of June 30, 2013 and December 31, 2012, the Fund had unexpired unfunded commitments to borrowers of $60.9 million and $63.9 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2013.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund. As a result, these measurements are classified as Level 1. The Fund's investments in the interest rate swaps are based on quotes from the market makers and therefore, are classified as Level 2. The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments by Industry	June 30, 2013	Methodologies	Unobservable Input	Range
Computer & Storage	$11,782,822	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$0-$206,093

Enterprise Networking	$2,274,155	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Internet	$108,134,811	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$5,000 - $579,896

Medical Devices	$23,981,081	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$211,875-$1,800,000

Other Healthcare	$31,093,560	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Other Technology	$36,351,573	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$547,375-$1,233,615

Security	$2,816,753	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0 - $300,653

Software	$65,559,099	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$93,942-$1,341,362

Technology Services	$18,958,643	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$16,708,295	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Other*	$2,441,537	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	24%

	$320,102,329

*Other loans are comprised of companies in the Biotechnology and Carrier Networking industries.

The following table presents the balances of assets and liabilities as of June 30, 2013 and December 31, 2012 measured at fair value on a recurring basis:

As of June 30, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$320,102,329	$320,102,329
Cash equivalents	22,269,840	—	—	22,269,840
Total	$22,269,840	$—	$320,102,329	$342,372,169

LIABILITIES:
Interest rate swap agreements	$—	$1,235,614	$—	$1,235,614
Total	$—	$1,235,614	$—	$1,235,614

As of December 31, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$313,848,702	$313,848,702
Cash equivalents	16,244,714	—	—	16,244,714
Total	$16,244,714	$—	$313,848,702	$330,093,416

LIABILITIES:
Interest rate swap agreement	$—	$1,761,347	$—	$1,761,347
Total	$—	$1,761,347	$—	$1,761,347

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013

	Loans	Warrants	Stock	Loans	Other Investment	Warrants	Stock
Beginning balance	$302,657,049	$—	$—	$313,848,702	$—	$—	$—
Acquisitions and originations	66,649,072	4,606,967	262,252	92,786,159	—	6,429,511	262,252
Principal reductions	(46,680,866)	—	—	(80,167,535)	—	—	—
Distribution to shareholder	—	(4,606,967)	(262,252)	—	—	(6,429,511)	(262,252)
Conversion of note to stock	—	—	—	—	—	—	—
Conversion of receivable to stock	—	—	—	—	—	—	—
Net change in unrealized loss from investments	(1,591,000)	—	—	(4,590,575)	—	—	—
Net realized loss from investments	(931,926)	—	—	(1,774,422)	—	—	—
Ending balance	$320,102,329	$—	$—	$320,102,329	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2013	$(5,541,000)			$(6,594,138)

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012

	Loans	Warrants	Stock	Loans	Warrants	Stock
Beginning balance	$217,107,113	$—	$—	$174,777,564	$—	$—
Acquisitions and originations	68,980,140	3,899,961	275,730	127,666,341	8,355,892	275,730
Principal reductions	(23,877,943)	—	—	(39,809,595)	—	—
Distribution to shareholder	—	(3,899,961)	(275,730)	—	(8,355,892)	(275,730)
Conversion of note to stock	$—	$—	—	$—	—	—
Conversion of receivable to stock	$—	$—	—	$—	—	—
Net change in unrealized loss from investments	(1,755,338)	—	—	(2,180,338)	—	—
Net realized gain (loss) from investments	—	—	—	$—	—	—
Ending balance	$260,453,972	$—	$—	$260,453,972	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2012	$(1,755,338)			$(2,180,338)

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net increase in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5.	CAPITAL STOCK

As of June 30, 2013 and December 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2013, was $294.0 million.  Total contributed capital to the Company through June 30, 2013 and December 31, 2012 was $279.3 million and $264.6 million, respectively, of which $241.5 million and $233.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Cash distributions	$16,900,000	$10,270,000
Distributions of equity securities	6,691,763	8,631,622

Total distributions to shareholder	$23,591,763	$18,901,622

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

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of June 30, 2013, $145.4 million is outstanding under the facility.

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

Bank fees of $750,000 were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility. As of June 30, 2013, the remaining unamortized fees and costs of $614,748 are being amortized over the expected life of the facility (September 2014).

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2013, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of June 30, 2013:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
April 18, 2013	$145,400,000	7/18/2013*	3.03%
TOTAL OUTSTANDING	$145,400,000
* Loan was subsequently rolled for a 90-day LIBOR loan, maturing on October 18, 2013.

7. INTEREST RATE SWAP AGREEMENTS

On February 18, 2011, the Fund entered into an interest rate swap transaction with Union Bank, N.A. to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2013, the notional principal amount was $102 million. The Fund pays a fixed rate of 1.277 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

On June 26, 2012, the Fund entered into an interest rate swap transaction with Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2013, the notional principal amount was $43.8 million. The Fund pays a fixed rate of 0.501 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

As of June 30, 2013, the total fair value of the interest rate swaps was $(1.2) million and is recorded in accounts payable and other accrued liabilities in the Condensed Statements of Assets and Liabilities. Change in unrealized gain from hedging activities of $0.2 million and $0.5 million, and net realized loss from hedging activities of $0.3 million and $0.5 million, for the three and six months ended June 30, 2013, respectively, were included in net realized and change in unrealized loss from hedging activities in the Condensed Statements of Operations.

As of June 30, 2013 and December 31, 2012, the fair value of the Fund's derivative financial instruments were as follows:

	Liability Derivatives
	June 30, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Accounts payable and other accrued liabilities	$1,235,614	Accounts payable and other accrued liabilities	$1,761,347

For the three and six months ended June 30, 2013 and 2012, the derivative financial instruments had the following effect on the Fund's Condensed Statements of Operations:

		For the three months ended		For the six months ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest rate swap agreements	Net realized and unrealized loss from hedging activities	$(29,675)	$(308,906)	$(13,261)	$(705,612)

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2013.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012

Total return **	4.56%	4.13%	8.43%	8.35%

Per share amounts:
Net asset value, beginning of period	$1,939.31	$1,478.44	$1,959.29	$1,314.09
Net investment income	113.73	82.21	222.23	143.04
Net change in unrealized and realized gain
loss from investments and hedging
activities	(25.53)	(20.64)	(63.78)	(28.85)
Net increase in net assets from
operations	88.20	61.57	158.45	114.19
Distributions of income to shareholder	(108.87)	(81.27)	(199.10)	(140.78)
Return of capital to shareholder	(36.82)	(19.48)	(36.82)	(48.24)
Capital contributions	80.00	170.00	80.00	370.00

Net asset value, end of period	$1,961.82	$1,609.26	$1,961.82	$1,609.26

Net assets, end of period	$196,182,220	$160,925,501	$196,182,220	$160,925,501

Ratios to average net assets:

Expenses*	7.35%	7.67%	7.29%	8.11%
Net investment income*	23.22%	21.68%	22.97%	20.21%
* Annualized
** Total return amounts presented above are not annualized.

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

General

The Fund is 100% owned by Venture Lending & Leasing VI, LLC (the “Company”).  The Fund's shares of Common Stock, at $0.001 par value, were sold to its shareholder under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Fund's shareholder may make additional capital contributions to the Fund.

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

Overview

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth oriented companies.  The Fund's portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On June 29, 2010, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a Regulated Investment Company ("RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2010.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the shareholder as dividends, allowing the Fund's shareholder to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund's investment objective is to achieve superior risk adjusted investment returns.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  Since inception, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund distributes these warrants to its shareholder upon receipt.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund primarily consist of debt financing to venture capital backed companies.  The borrower's ability to repay its loans may be adversely impacted by a number of factors, and as a result, the loan may not fully be repaid.  Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.

Transactions with Venture Lending & Leasing V, Inc. (“Fund V”)

The Manager also serves as investment manager for Fund V. The amount of each Investment had been allocated 50% to the Fund and 50% to Fund V so long as Fund V had capital available to invest. After February 2011, Fund V was no longer permitted to enter into new commitments to borrowers. Investing the Fund's capital in the same companies in which Fund V invested provided the Fund with greater diversification and access to larger transactions. It resulted in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

Results of Operations - For the Three and Six Months Ended June 30, 2013 and 2012

Total investment income for the three months ended June 30, 2013 and 2012 was $15.0 million and $11.1 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the six months ended June 30, 2013 and 2012 was $29.3 million and $20.0 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The increase was primarily due to the increase in the average loans outstanding from $229.5 million for the three months ended June 30, 2012 to $308.9 million for the three months ended June 30, 2013 and from $209.1 million for the six months ended June 30, 2012 to $304.7 million for the six months ended June 30, 2013. This is offset by the decrease in average interest rates from 19.39% for the three months ended June 30, 2012 to 18.89% for the three months ended June 30, 2013 and from 19.02% for the six months ended June 30, 2012 to 18.92% for the six months ended June 30, 2013. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility of values ascribed to warrants, and new loans funded during the year and early payoffs.

Management fees for the three months ended June 30, 2013 and 2012 were $2.2 million and $1.8 million, respectively. Management fees for the six months ended June 30, 2013 and 2012 were $4.3 million and $3.7 million, respectively. Prior to June 29, 2012, management fees were calculated as 2.5 percent of the committed capital of the Company. Starting on June 29, 2012, management fees are calculated as 2.5 percent of the Fund's total assets. Management fees increased because assets under management as of June 30, 2013 were greater than committed capital as of June 30, 2012.

Total interest expense was $1.2 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively. Total interest expense was $2.4 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively. Interest expense increased primarily due to the increased average borrowings, which rose from $100.3 million for the three months ended June 30, 2012 to $142.8 million for the three months ended June 30, 2013, and from $91.3 million for the six months ended June 30, 2012 to $139.0 million for the six months ended June 30, 2013.

Total banking and professional fees were $0.2 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. Total banking and professional fees were $0.3 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. These fees rose in 2013 primarily because of increased legal and accounting fees as the Fund matured.

Total other operating expenses were less than $0.1 million for the three months ended June 30, 2013 and 2012, respectively. Total other operating expenses were less than $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

Net investment income for the three months ended June 30, 2013 and 2012, was $11.4 million and $8.2 million, respectively. Net investment income for the six months ended June 30, 2013 and 2012, was $22.2 million and $14.3 million, respectively.

Total net realized loss from investments was $0.9 million and $0.0 million for the three months ended June 30, 2013 and 2012, respectively. Total net realized loss from investments was $1.8 million and $0.0 million for the six months ended June 30, 2013 and 2012, respectively.

Net change in unrealized loss from investments was $1.6 million and $1.8 million for the three months ended June 30, 2013 and 2012, respectively. Net change in unrealized loss from investments was $4.6 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net change in realized and unrealized loss from hedging activities was less than $0.1 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively. Net change in realized and unrealized loss from hedging activities was less than $0.1 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. The realized and unrealized gain (loss) consists of the unrealized gains (losses) from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended June 30, 2013 and 2012 was $8.8 million and $6.2 million, respectively. Net increase in net assets resulting from operations for the six months ended June 30, 2013 and 2012 was $15.8 million and $11.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $88.2 and $61.6 for the three months ended June 30, 2013 and 2012, respectively. On a per share basis, the net increase in net assets resulting from operations was $158.45 and $114.18 for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources – June 30, 2013 and December 31, 2012

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of June 30, 2013. Committed capital to the Company at June 30, 2013 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital as of June 30, 2013 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

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

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of June 30, 2013, $145.4 million is outstanding under the facility.

As of June 30, 2013 and December 31, 2012, 6.4% and 4.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2013. Amounts disbursed under the Fund's loan commitments totaled approximately $92.8 million during the six months ended June 30, 2013.  Net loan amounts outstanding after amortization and fair market adjustment increased by approximately $6.3 million for the same period.  Unexpired, unfunded commitments totaled approximately $60.9 million as of June 30, 2013.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2013	$532.1 million	$212.0 million	$320.1 million	$60.9 million
December 31, 2012	$439.3 million	$125.4 million	$313.8 million	$63.9 million

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three and six months ended June 30, 2013.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2012 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three or six months ended June 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through June 30, 2013 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 9, 2013	Date:	August 9, 2013

EXHIBIT INDEX

Exhibit Number	Description
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