Form 10-Q
period 2013-09-30
Venture Lending & Leasing VI, Inc.
filed 2013-11-08
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 8, 2013
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2013 and December 31, 2012

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2013 and 2012

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Loans, at estimated fair value
(Cost of $320,948,861 and $318,043,136)	$310,264,289	$313,848,702
Cash and cash equivalents	19,722,006	16,244,714
Other assets	4,964,009	5,351,530

Total assets	334,950,304	335,444,946

LIABILITIES
Borrowings under debt facility	134,900,000	134,000,000
Accrued management fees	2,093,439	2,093,156
Accounts payable and other accrued liabilities	3,446,520	3,422,919

Total liabilities	140,439,959	139,516,075

NET ASSETS	$194,510,345	$195,928,871

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$233,525,000
Return of capital distributions	(32,327,759)	(28,732,092)
Accumulated deficit	(14,686,896)	(8,864,037)
Net assets (equivalent to $1,945.10 and $1,959.29 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$194,510,345	$195,928,871

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012

INVESTMENT INCOME:
Interest on loans	$14,829,051	$11,679,874	$44,009,485	$31,564,664
Other interest and other income	537	25,785	98,748	185,747
Total investment income	14,829,588	11,705,659	44,108,233	31,750,411

EXPENSES:
Management fees	2,093,439	1,844,880	6,350,367	5,519,133
Interest expense	1,218,791	1,160,296	3,622,803	2,976,056
Banking and professional fees	121,586	69,908	462,863	261,428
Other operating expenses	30,732	27,243	83,791	86,849
Total expenses	3,464,548	3,102,327	10,519,824	8,843,466
Net investment income	11,365,040	8,603,332	33,588,409	22,906,945

Net realized loss from investments	(686,859)	(24,561)	(2,461,281)	(24,561)
Net change in unrealized loss from investments	(1,899,563)	(1,198,871)	(6,490,138)	(3,379,209)
Net realized and change in unrealized loss from hedging activities	(146,149)	(505,935)	(159,410)	(1,211,547)
Net realized and change in unrealized loss from investments and hedging activities	(2,732,571)	(1,729,367)	(9,110,829)	(4,615,317)

Net increase in net assets resulting from operations	$8,632,469	$6,873,965	$24,477,580	$18,291,628
Net increase in net assets resulting from operations per share	$86.32	$68.74	$244.78	$182.92
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Net increase in net assets resulting from operations:
Net investment income	$33,588,409	$22,906,945
Net realized loss from investments	(2,461,281)	(24,561)
Net change in unrealized loss from investments	(6,490,138)	(3,379,209)
Net realized and change in unrealized loss from hedging activities	(159,410)	(1,211,547)

Net increase in net assets resulting from operations	24,477,580	18,291,628

Distributions of income to shareholder	(30,300,439)	(22,440,207)
Return of capital to shareholder	(3,595,667)	(7,381,869)
Capital contributions	8,000,000	47,000,000
Increase (decrease) in capital transactions	(25,896,106)	17,177,924

Total increase (decrease)	(1,418,526)	35,469,552

Net assets
Beginning of period	195,928,871	131,409,460

End of period	$194,510,345	$166,879,012

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$24,477,580	$18,291,628
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	2,461,281	24,561
Net change in unrealized loss from investments	6,490,138	3,379,209
Net change in unrealized (gain) loss from hedging activities	(667,279)	769,370
Receipt of equity securities as payment for waiver		(85,603)
Income from receipt of equity securities	(587,537)	—
Amortization of deferred costs related to borrowing facility	368,849	366,125
Net decrease (increase) in other assets	18,673	(1,572,217)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	691,161	(115,465)
Origination of loans	(124,352,523)	(167,000,882)
Principal payments on loans	117,849,983	57,866,317
Acquisition of equity securities	(7,573,034)	(10,843,200)
Net cash provided by (used in) operating activities	19,177,292	(98,920,157)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(24,600,000)	(18,470,000)
Contribution from shareholder	8,000,000	47,000,000
Borrowings under debt facility	11,800,000	53,000,000
Repayment of debt facility	(10,900,000)	—
Payment of bank facility fees and costs		(16,787)
Net cash provided by (used in) financing activities	(15,700,000)	81,513,213
Net increase (decrease) in cash and cash equivalents	3,477,292	(17,406,944)
CASH AND CASH EQUIVALENTS:
Beginning of period	16,244,714	27,115,044
End of period	$19,722,006	$9,708,100
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$3,231,845	$2,211,435
Settlement under interest rate swap agreement	$826,690	$442,177
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$9,296,106	$11,352,076
Receipt of equity securities as repayment of loans	$1,135,534	$423,273

See notes to condensed financial statements

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, the financial statements include nonmarketable investments of $310.3 million and $313.8 million, respectively (or approximately 93% and 94% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of September 30, 2013, loans with a cost basis of $19.6 million and a fair value of $10.3 million, have been classified as non-accrual. As of December 31, 2012, loans with a cost basis of $16.5 million and a fair value of $12.3 million, have been classified as non-accrual.

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
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company's industry for a period of time approximating the expected life of the warrants. For the three months ended September 30, 2013, the Fund used volatility rates ranging from 37% to 72%. A hypothetical increase in the volatility calculated from the indexes used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended September 30, 2013, the Fund assumed the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the three months ended September 30, 2013, the Fund used a monthly risk-free rates ranging from 0.36% to 0.66%. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of September 30, 2013 and December 31, 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of September 30, 2013 and December 31, 2012, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $134.9 million and $134.0 million, respectively.

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

Deferred Bank Fees

Through September 30, 2013, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which currently is through September 2014. The amortization of these costs are recorded as interest expense in the Condensed Statement of Operations (see Note 6).

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $32.3 million and $28.7 million million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance that will expand current disclosure requirements on the offsetting of certain assets and liabilities. The new disclosures will be required for investments and derivative financial instruments subject to master netting or similar agreements which are eligible for offset in the Condensed Statements of Assets and Liabilities and will require an entity to disclose both gross and net information about such investments and transactions in the financial statements. In January 2013, the FASB issued guidance that clarifies which investments and transactions are subject to the offsetting disclosure requirements. The scope of the disclosure requirements for offsetting will be limited to derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The guidance is effective for financial statements with fiscal years beginning on or after January 1, 2013, and interim periods within those fiscal years. Management has evaluated the impact of this guidance on the Fund’s financial statement disclosures, and the adoption does not have a material impact on the Fund's financial statement disclosures.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2013, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and nine months ended September 30, 2013, the weighted-average interest rate on the performing loans was 18.44% and 18.79%, respectively. For the three and nine months ended September 30, 2012, the weighted-average interest rate on the performing loans was 17.56% and 18.54%, respectively.  These rates were inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2013 the weighted-average interest rate on the cash portion of the interest income was 14.11% and 14.25%, respectively. For the three and nine months ended September 30, 2012 the weighted-average interest rate on the cash portion of the interest income was 13.28% and 13.87%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

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

All loans as of September 30, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/13	9/30/2013	Maturity Date
Biotechnology
Stem CentRx, Inc.		$90,878	$90,878	1/1/2014
Subtotal:	0%	$90,878	$90,878

Carrier Networking
Vello Systems, Inc.		$2,031,226	$2,031,226	6/1/2016
VocalNet, LLC		224,104	329,104	11/1/2015
Subtotal:	1.2%	$2,255,330	$2,360,330

Computers & Storage
Connected Data, Inc.		$936,658	$936,658	5/1/2016
D-Wave Systems, Inc.		148,964	148,964	1/1/2014
Looxcie, Inc.		811,057	811,057	12/1/2015
Veloxum, Inc.		206,093	416,093	*
Vidyo, Inc.		9,643,038	9,643,038	5/1/2016
Subtotal:	6%	$11,745,810	$11,955,810

Enterprise Networking
Apprion, Inc.		$891,132	$891,132	4/1/2016
BurstPoint Networks, Inc.		588,067	588,067	12/1/2015
Splashtop, Inc.		1,641,148	1,641,148	5/1/2016
Subtotal:	1.6%	$3,120,347	$3,120,347

Internet
Beach Mint, Inc.		$11,937,573	$11,937,573	3/1/2016
Better Doctor, Inc.		469,214	469,214	6/1/2016
Blekko, Inc.		1,874,073	1,874,073	12/1/2016
Byliner, Inc.		947,443	947,443	5/1/2016
Care2, Inc.		867,650	867,650	9/1/2014
Carwoo!, Inc.		935,477	935,477	8/1/2016
Central Desktop, Inc.		3,391,456	3,391,456	4/1/2016
Change.org, Inc.		2,363,879	2,363,879	11/1/2016
CloudTalk, Inc.		5,000	124,008	*
CustomMade, Inc.		910,316	910,316	5/1/2017
DailyFeats, Inc.		333,787	333,787	1/1/2016
Desti, Inc.		453,492	453,492	2/1/2016
Dezine, Inc.		69,196	139,196	3/1/2016
Direct Media Technologies, Inc.		1,539,554	1,539,554	12/1/2014
EDO Interactive, Inc.		1,472,412	1,472,412	11/1/2014

EyeView, Inc.	1,212,633	1,212,633	3/1/2015
FanBridge, Inc.	453,896	643,896	*
FanDuel, Inc.	424,786	424,786	9/1/2016
Fast Labs, Inc.	227,681	227,681	9/1/2016
FlipTop, Inc.	641,608	641,608	6/1/2015
Giga Omni Media, Inc.	4,625,771	4,625,771	2/1/2016
Good Eggs, Inc.	461,907	461,907	5/1/2016
Grovo Learning, Inc.	694,726	694,726	3/1/2017
HEXAGRAM 49, Inc.	870,798	870,798	1/1/2016
Identified, Inc.	2,758,848	2,758,848	6/1/2016
isocket, Inc.	563,889	563,889	1/1/2015
Julep Beauty, Inc.	1,846,432	1,846,432	1/1/2016
Jun Group, LLC	739,617	739,617	11/1/2014
Kanjoya, Inc.	256,079	256,079	4/1/2014
KargoCard, Co.	1,124,537	1,124,537	1/1/2016
Kitsy Lane, Inc.	220,306	220,306	12/1/2015
Kiwi Crate, Inc.	686,876	686,876	8/1/2016
Komli Media, Inc.	6,613,076	6,613,076	11/1/2015
Kulbyt, Inc.	298,848	298,848	8/1/2015
Lemon, Inc.	1,422,078	1,422,078	6/1/2016
Lenddo International	2,115,097	2,115,097	12/1/2015
Lightside Games, Inc.	279,230	310,230	*
LocalResponse, Inc.	672,081	672,081	3/1/2016
LOLapps, Inc.	112,087	112,087	1/1/2014
MeetMe, Inc.	2,627,067	2,627,067	4/1/2016
Modasuite, Inc.	1,897,944	1,897,944	7/1/2016
ModeWalk, Inc.	283,624	283,624	1/1/2015
Mojo Motors, Inc.	78,783	78,783	6/1/2014
Monetate, Inc.	3,965,432	3,965,432	5/1/2015
Navigating Cancer, Inc.	1,734,172	1,734,172	7/1/2016
nPario, Inc.	199,940	397,940	*
Osix Corporation	535,542	535,542	10/1/2016
PerformLine, Inc.	230,708	230,708	1/1/2015
Piryx, Inc.	1,698,225	1,698,225	8/1/2016
Playstudios, Inc.	2,440,369	2,440,369	11/1/2015
Pleygo, Inc.	205,511	205,511	12/1/2016
Quantcast Corp.	8,633,077	8,633,077	4/1/2015
Radius Intelligence, Inc.	1,885,124	1,885,124	3/1/2016
Relay Network, LLC	1,367,269	1,367,269	7/1/2015
Retail Innovation Group	2,357,012	2,357,012	7/1/2016
Rivet Games, Inc.	270,574	337,574	*
Santa.com, Inc.	402,227	802,227	*
The SavvySource For Parents, Inc.	634,728	634,728	7/1/2015
Schooltube, Inc.	104,289	104,289	5/1/2016
Shutl Limited	584,391	584,391	5/1/2016
Sightly, Inc.	225,249	725,249	*

Sittercity, Inc.		1,799,622	1,799,622	6/1/2015
Smart Lunches, Inc.		230,530	230,530	6/1/2016
Sociable Labs, Inc.		454,109	454,109	7/1/2016
SocialChorus, Inc.		634,412	634,412	9/1/2014
Spotlight Ticket Management, Inc.		377,307	377,307	9/1/2015
StitchFix, Inc.		982,996	982,996	8/1/2016
StumbleUpon, Inc.		1,171,336	1,171,336	12/1/2015
TangoCard, Inc.		295,399	295,399	3/1/2015
Topsy Labs, Inc.		3,700,252	3,700,252	5/1/2016
True & Co., Inc.		1,173,478	1,173,478	6/1/2016
UserVoice, Inc.		768,252	768,252	11/1/2015
Vertical Acuity, Inc.		73,297	83,297	*
Waluzi, Inc.		107,622	107,622	8/1/2016
We Heart It, Inc.		1,104,271	1,104,271	2/1/2017
Weddington Way, Inc.		1,202,994	1,202,994	11/1/2016
YouDocs Beauty, Inc.		1,185,598	1,185,598	6/1/2016
Subtotal:	53.7%	$104,516,141	$106,101,149

Medical Devices
Avedro, Inc.		$4,248,561	$4,248,561	10/1/2015
AxioMed, Inc.		1,855,973	1,855,973	4/1/2016
Cellscape Corp.		935,549	935,549	1/1/2016
Cervilenz, Inc.		3,534,922	3,534,922	4/1/2016
ConforMIS, Inc.		1,487,662	1,487,662	5/1/2014
HourGlass Technologies, Inc.		215,448	841,448	*
MimOSA, Inc.		289,571	289,571	2/1/2015
NasoForm, Inc.		231,657	231,657	2/1/2015
Oculus Innovative Sciences, Inc.		1,325,765	1,325,765	2/1/2015
Redox Biomedical		1,800,000	3,600,000	*
Sonoma Orthopedic Products, Inc.		3,411,084	3,411,084	9/1/2015
Spinal Kinetics, Inc.		14,334	14,334	10/1/2013
Xlumena, Inc.		270,876	270,876	5/1/2014
Zipline Medical, Inc.		1,678,435	1,678,435	1/1/2016
Subtotal:	11%	$21,299,837	$23,725,837

Other Healthcare
Clypd, Inc.		$708,543	$708,543	11/1/2016
Cogito Health, Inc.		374,912	374,912	3/1/2017
Counsyl, Inc.		3,188,628	3,188,628	5/1/2015
Ekso Bionics, Inc.		2,407,650	3,209,650	*
Health Guru Media, Inc.		1,701,406	1,701,406	12/1/2014
Mulberry Health, Inc.		4,721,707	4,721,707	12/1/2017
Pathway Genomics Corp.		1,259,663	1,259,663	12/1/2014
Practice Fusion, Inc.		7,131,061	7,131,061	6/1/2016
Quantia Communications, Inc.		2,539,749	2,539,749	9/1/2014
Therapydia, Inc.		221,414	221,414	9/1/2016
Wellfount Corp.		1,573,358	1,573,358	9/1/2015

Subtotal:	13.3%	$25,828,091	$26,630,091

Other Technology
Daylight Solutions, Inc.		$2,576,010	$2,576,010	7/1/2015
Demand Energy Networks, Inc.		418,177	518,177	1/1/2016
Ecologic Brands, Inc.		653,192	653,192	2/1/2017
LanzaTech New Zealand Ltd.		14,000,653	14,000,654	7/1/2016
nScaled, Inc.		772,357	772,357	1/1/2016
Pinnacle Engines, Inc.		1,829,596	1,829,596	3/1/2015
Prana Holdings, Inc.		7,257,854	7,257,854	7/1/2016
Pure Energies Group, Inc.		1,392,883	1,392,883	6/1/2016
Solaria Corp.		1,032,617	1,512,617	9/1/2014
Svaya Nanotechnologies, Inc.		457,699	457,699	12/1/2014
Thoughtful Media Group, Inc.		547,375	1,047,375	*
Tribogenics, Inc.		569,792	569,792	9/1/2016
Wallaby Financial, Inc.		132,039	132,039	8/1/2016
YPX Cayman Holdings Co.		1,905,913	1,905,913	4/1/2016
ZeaChem, Inc.		1,233,615	4,935,615	*
Subtotal:	17.9%	$34,779,772	$39,561,773

Security
Kinamik, Inc.		$306,408	$616,408	*
Pandesa Corp.		237,446	237,446	2/1/2015
Uplogix, Inc.		1,933,787	1,933,787	7/1/2015
Subtotal:	1.3%	$2,477,641	$2,787,641

Software
AcousticEye, Ltd.		$286,984	$286,984	12/1/2015
Appconomy, Inc.		1,341,362	2,683,362	*
Artificial Solutions ASH AB		878,274	878,274	2/1/2015
Brightpearl, Inc.		700,759	700,759	6/1/2016
Ceros, Inc.		705,330	705,330	4/1/2016
ClearPath, Inc.		860,415	860,415	5/1/2016
Corduro, Inc.		70,312	160,312	*
D Software, Inc.		134,142	134,142	12/1/2014
Dataium, LLC		516,940	516,940	3/1/2016
eCommera LTD.		2,908,255	2,908,255	8/1/2016
Encoding.com, Inc.		713,347	713,347	11/1/2016
gloStream, Inc.		1,213,500	1,213,500	11/1/2015
Image Vision Labs, Inc.		105,871	105,871	6/1/2014
Innerworkings Holdings, Ltd.		224,333	466,333	*
Innotas, Inc.		215,763	215,763	3/1/2014
Intalio, Inc.		661,783	661,783	6/1/2015
Kareo, Inc.		6,325,934	6,325,934	1/1/2016
Lex Machina, Inc.		125,730	125,730	4/1/2014
Lulo Ventures, Inc.		1,179,812	1,179,812	8/1/2016
Mantara, Inc.		594,140	1,184,703	2/1/2015

MediaPlatform, Inc.		698,784	698,784	3/1/2016
NewVoiceMedia, Ltd.		1,699,368	1,699,368	2/1/2015
OrderGroove, Inc.		576,203	576,203	6/1/2016
Palantir Technologies, Inc.		13,995,558	13,995,559	4/1/2016
PivotLink, Inc.		2,960,437	2,960,437	11/1/2015
Pursway, Inc.		1,803,251	1,803,251	3/1/2016
Quantisense, Inc.		1,019,366	1,019,366	6/1/2015
Riskonnect, Inc.		662,576	662,576	8/1/2015
SCVNGR, Inc.		413,199	413,199	10/1/2016
ServiceMesh, Inc.		3,781,362	3,781,362	6/1/2016
SnapLogic, Inc.		2,308,564	2,308,564	7/1/2016
SoundHound, Inc.		1,426,203	1,426,203	4/1/2016
STG-Impact Holdings Corp.		9,497,794	9,497,793	3/1/2016
StreetLight Data		108,468	108,468	9/1/2016
Superfish, Inc.		1,103,764	1,103,764	10/1/2015
Target Data, Inc.		698,603	698,603	9/1/2015
The Cloudscaling Group, Inc.		1,921,566	1,921,566	9/1/2015
Top Hat Monocle Corp.		937,078	937,078	7/1/2016
Vuemix, Inc.		191,915	191,915	8/1/2015
Workspot, Inc.		209,905	209,905	9/1/2016
Xceedium, Inc.		620,771	620,771	4/1/2015
XOS Technologies, Inc.		1,173,148	1,173,148	10/1/2014
Subtotal:	34.7%	$67,570,869	$69,835,432

Technology Services
BidPal, Inc.		$1,068,880	$1,068,880	12/1/2015
Blazent, Inc.		949,616	949,616	5/1/2016
Boost Media, Inc.		475,151	475,151	1/1/2016
BountyJobs, Inc.		1,626,692	1,626,692	7/1/2015
Callisto Media, Inc.		826,097	826,097	9/1/2016
DigitalPath, Inc.		2,004,190	2,004,190	1/1/2016
Grassroots Unwired, Inc.		107,983	107,983	8/1/2016
Maxi Mobility, Inc.		219,280	219,280	7/1/2016
Perfect Market, Inc.		2,712,795	2,712,795	1/1/2016
Rated People, Ltd.		2,732,269	2,732,269	11/1/2015
Scripted, Inc.		88,596	88,596	1/1/2016
The New Orleans Exchange, Inc.		5,410,875	5,410,875	1/1/2016
Subtotal:	9.4%	$18,222,424	$18,222,424

Wireless
AppStack, Inc.		$404,141	$404,141	12/1/2015
Azumio, Inc.		1,108,185	1,108,185	8/1/2015
Cellfire, Inc.		512,263	512,263	12/1/2014
Corona Labs, Inc.		671,783	671,783	2/1/2016
Flint Mobile, Inc.		1,117,525	1,117,525	1/1/2016
GPShopper, LLC		456,073	456,073	12/1/2015
July Systems, Inc.		903,980	903,980	10/1/2014

Meru Networks, Inc.		7,316,047	7,316,048	8/1/2015
Physical Graph Corporation		1,893,014	1,893,014	4/1/2017
Quixey, Inc.		3,221,650	3,221,649	6/1/2016
StarMaker Interactive, Inc.		268,099	268,099	2/1/2015
Zipit Wireless, Inc.		484,389	484,389	10/1/2014
Subtotal:	9.4%	$18,357,149	$18,357,149

Total (Cost of $320,948,861):	159.5%	$310,264,289	$322,748,861

*As of September 30, 2013, loans with a cost basis of $19.6 million and a fair value of $10.3 million were classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of September 30, 2013 and December 31, 2012, the Fund had unexpired unfunded commitments to borrowers of $45.6 million and $63.9 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2013.

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

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of September 30, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type
Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments Industry	9/30/2013	Methodologies	Unobservable Input	Range
Computer & Storage	$11,745,810	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$206,093

Enterprise Networking	$3,120,347	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%

Internet	$104,516,141	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$5,000 - $453,896

Medical Devices	$21,299,837	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$215,448-$1,800,000

Other Healthcare	$25,828,091	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$2,407,650

Other Technology	$34,779,772	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$547,375-$1,233,615

Security	$2,477,641	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$306,408

Software	$67,570,869	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$70,312-$1,341,362

Technology Services	$18,222,424	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$18,357,149	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Other*	$2,346,208	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	25%

	$310,264,289

*Other loans as of September 30, 2013 were comprised of companies in the Biotechnology and Carrier Networking industries.
The following table presents the balances of assets and liabilities as of September 30, 2013 and December 31, 2012 measured at fair value on a recurring basis:

As of September 30, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$310,264,289	$310,264,289
Cash equivalents	19,722,006	—	—	19,722,006
Total	$19,722,006	$—	$310,264,289	$329,986,295

LIABILITIES:
Interest rate swap agreements	$—	$1,094,068	$—	$1,094,068
Total	$—	$1,094,068	$—	$1,094,068

As of December 31, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$313,848,702	$313,848,702
Cash equivalents	16,244,714	—	—	16,244,714
Total	$16,244,714	$—	$313,848,702	$330,093,416

LIABILITIES:
Interest rate swap agreement	$—	$1,761,347	$—	$1,761,347
Total	$—	$1,761,347	$—	$1,761,347

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	Loans	Warrants	Stock	Loans	Warrants	Stock
Beginning balance	$320,102,329	$—	$—	$313,848,702	$—	$—
Acquisitions and originations	31,566,364	2,604,343	—	124,352,523	9,033,854	262,252
Principal reductions	(38,817,982)	—	—	(118,985,517)	—	—
Distribution to shareholder	—	(2,604,343)	—	—	(9,033,854)	(262,252)
Net change in unrealized loss from investments	(1,899,563)	—	—	(6,490,138)	—	—
Net realized loss from investments	(686,859)	—	—	(2,461,281)	—	—
Ending balance	$310,264,289	$—	$—	$310,264,289	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2013	$(1,899,563)			$(8,493,701)

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012

	Loans	Warrants	Stock	Loans	Warrants	Stock
Beginning balance	$260,453,972	$—	$—	$174,777,564	$—	$—
Acquisitions and originations	$39,334,541	2,469,065	251,389	167,000,882	10,824,957	527,119
Principal reductions	$(18,479,996)	—	—	(58,289,591)	—	—
Distribution to shareholder	—	(2,469,065)	(251,389)	—	(10,824,957)	(527,119)
Net change in unrealized loss from investments	$(1,198,871)	—	—	(3,379,209)	—	—
Net realized loss from investments	$(24,561)	—	—	(24,561)	—	—
Ending balance	$280,085,085	$—	$—	$280,085,085	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2012	$(1,308,871)			$(3,379,209)

4.	EARNINGS PER SHARE

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

As of September 30, 2013 and December 31, 2012, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2013, was $294.0 million.  Total contributed capital to the Company through September 30, 2013 and December 31, 2012 was $279.3 million and $264.6 million, respectively, of which $241.5 million and $233.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2013 and 2012.

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Cash distributions	$24,600,000	$18,470,000
Distributions of equity securities	9,296,106	11,352,076

Total distributions to shareholder	$33,896,106	$29,822,076

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

The Fund has established a secured revolving loan facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA.  Pursuant to the Loan Agreement, as amended, the Fund has the option to request that the lenders providing the facility increase the borrowing availability thereunder to no more than

$170 million in the aggregate, as commitments may be obtained. Loans under the facility may be, at the option of the Fund, either Reference Rate loans (as defined in the agreement) or LIBOR loans.

The facility will terminate on September 23, 2014, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of September 30, 2013, $134.9 million is outstanding under the facility.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing. The Fund pays a commitment fee of 0.325 percent (annual fee paid quarterly) based on the total commitment related to the facility.  The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility.

Bank fees of $750,000 were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility. As of September 30, 2013, the remaining unamortized fees and costs of $491,798 were amortized over the expected life of the facility (September 2014).

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) debt to net worth ratio, (ii) minimum debt service coverage ratio, (iii) interest coverage ratio, (iv) asset coverage, (v) asset coverage under investment company act, (vi) maximum loan loss reserves, and (vii) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2013, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2013:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
July 18, 2013	$134,900,000	10/18/2013*	3.00%
TOTAL OUTSTANDING	$134,900,000
* Loan was subsequently rolled for a 90-day LIBOR loan, maturing on January 18, 2014.

7. INTEREST RATE SWAP AGREEMENTS

On February 18, 2011, the Fund entered into an interest rate swap transaction with Union Bank, N.A. to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2013, the notional principal amount was $102 million. The Fund pays a fixed rate of 1.277 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

On June 26, 2012, the Fund entered into an interest rate swap transaction with Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of September 30, 2013, the notional principal amount was $43.8 million. The Fund pays a fixed rate of 0.501 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

As of September 30, 2013, the total fair value of the interest rate swaps was $(1.1) million and is recorded in accounts payable and other accrued liabilities in the Condensed Statements of Assets and Liabilities. Change in unrealized gain from hedging activities of $0.1 million and $0.7 million, and net realized loss from hedging activities of $0.3 million and $0.8 million, for the three and nine months ended September 30, 2013, respectively, were included in net realized and change in unrealized loss from hedging activities in the Condensed Statements of Operations.

As of September 30, 2013 and December 31, 2012, the fair value of the Fund's derivative financial instruments were as follows:

	Liability Derivatives
	September 30, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Accounts payable and other accrued liabilities	$1,094,068	Accounts payable and other accrued liabilities	$1,761,347

For the three and nine months ended September 30, 2013 and 2012, the derivative financial instruments had the following effect on the Fund's Condensed Statements of Operations:

		For the three months ended		For the nine months ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest rate swap agreements	Net realized and unrealized loss from hedging activities	$(146,149)	$(505,935)	$(159,410)	$(1,211,547)

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2013.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012

Total return **	4.49%	4.25%	13.30%	12.95%

Per share amounts:
Net asset value, beginning of period	$1,961.82	$1,609.26	$1,959.29	$1,314.09
Net investment income	113.65	86.03	335.88	229.07
Net change in unrealized and realized gain
loss from investments and hedging
activities	(27.33)	(17.29)	(91.10)	(46.15)
Net increase in net assets from
operations	86.32	68.74	244.78	182.92
Distributions of income to shareholder	(103.90)	(83.63)	(303.00)	(224.40)
Return of capital to shareholder	0.86	(25.58)	(35.96)	(73.82)
Capital contributions	—	100.00	80.00	470.00

Net asset value, end of period	$1,945.10	$1,668.79	$1,945.11	$1,668.79

Net assets, end of period	$194,510,345	$166,879,012	$194,510,345	$166,879,012

Ratios to average net assets:

Expenses*	7.12%	7.60%	7.24%	7.92%
Net investment income*	23.37%	21.06%	23.10%	20.51%
* Annualized
** Total return amounts presented above are not annualized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws.  These forward-looking statements reflect the current view of Venture Lending & Leasing VI, Inc. (the “Fund”) with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Fund's control.  All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements.  When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All forward-looking statements speak only as of the date of this report.  The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Fund's actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition.  This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Fund is 100% owned by Venture Lending & Leasing VI, LLC (the “Company”).  The Fund's shares of Common Stock, at $0.001 par value, were sold to its shareholder, the Company, under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Company may make additional capital contributions to the Fund.

The Fund is a financial services company primarily providing financing and advisory services to a variety of carefully selected venture-backed companies primarily located throughout the United States with a focus on growth-oriented companies.  The Fund's portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others.  The Fund's capital is generally used by our portfolio companies to finance acquisitions of fixed assets and/or for working capital.  On June 29, 2010, the Fund completed its first closing of capital contributions, made its first investments, and became a non-diversified, closed-end investment company that elected to be treated as a business development company under the Investment Company Act of 1940.  The Fund elected to be treated for federal income tax purposes as a Regulated Investment Company ("RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2010.  Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund's investment objective is to achieve superior risk adjusted investment returns.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  Since inception, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  The Fund distributes these warrants to the

Company upon receipt.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

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

Results of Operations - For the Three and Six Months Ended September 30, 2013 and 2012

Total investment income for the three months ended September 30, 2013 and 2012 was $14.8 million and $11.7 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the nine months ended September 30, 2013 and 2012 was $44.1 million and $31.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The increase was primarily due to the increase in the average loans outstanding from $266.1 million for the three months ended September 30, 2012 to $308.9 million for the three months ended September 30, 2013 and from $227.0 million for the nine months ended September 30, 2012 to $305.6 million for the nine months ended September 30, 2013. This is also because of the increase in average interest rates from 17.56% for the three months ended September 30, 2012 to 18.44% for the three months ended September 30, 2013 and from 18.54% for the nine months ended September 30, 2012 to 18.79% for the nine months ended September 30, 2013. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility of values ascribed to warrants, and new loans funded during the year and early payoffs.

Management fees for the three months ended September 30, 2013 and 2012 were $2.1 million and $1.8 million, respectively. Management fees for the nine months ended September 30, 2013 and 2012 were $6.4 million and $5.5 million, respectively. Prior to June 29, 2012, management fees were calculated as 2.5 percent of the committed capital of the Company. Starting on June 29, 2012, management fees are calculated as 2.5 percent of the Fund's total assets. Management fees increased because assets under management as of September 30, 2013 were greater than assets as of September 30, 2012.

Total interest expense was $1.2 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively. Total interest expense was $3.6 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively. Interest expense increased primarily due to the increased average borrowings, which rose from $123.0 million for the three months ended September 30, 2012 to $140.0 million for the three months ended September 30, 2013, and from $100.8 million for the nine months ended September 30, 2012 to $138.8 million for the nine months ended September 30, 2013.

Total banking and professional fees were $0.1 million and less than $0.1 million for the three months ended September 30, 2013 and 2012, respectively. Total banking and professional fees were $0.5 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. These fees rose in 2013 primarily because of increased legal and accounting fees as the Fund matured.

Total other operating expenses were less than $0.1 million for the three months ended September 30, 2013 and 2012, respectively. Total other operating expenses were less than $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Net investment income for the three months ended September 30, 2013 and 2012, was $11.4 million and $8.6 million, respectively. Net investment income for the nine months ended September 30, 2013 and 2012, was $33.6 million and $22.9 million, respectively.

Total net realized loss from investments was $0.7 million and less than $0.1 million for the three months ended September 30, 2013 and 2012, respectively. Total net realized loss from investments was $2.5 million and less than $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Net change in unrealized loss from investments was $1.9 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively. Net change in unrealized loss from investments was $6.5 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net change in realized and unrealized loss from hedging activities was 0.1 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively. Net change in realized and unrealized loss from hedging activities was 0.2 million and $1.2 million for the nine months ended September 30, 2013 and 2012, respectively. The realized and unrealized loss consists of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended September 30, 2013 and 2012 was $8.6 million and $6.9 million, respectively. Net increase in net assets resulting from operations for the nine months ended September 30, 2013 and 2012 was $24.5 million and $18.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $86.32 and $68.74 for the three months ended

September 30, 2013 and 2012, respectively. On a per share basis, the net increase in net assets resulting from operations was $244.78 and $182.92 for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources – September 30, 2013 and December 31, 2012

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of September 30, 2013. Committed capital to the Company at September 30, 2013 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital as of September 30, 2013 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

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

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of September 30, 2013, $134.9 million is outstanding under the facility.

As of September 30, 2013 and December 31, 2012, 5.9% and 4.8%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2013. Amounts disbursed under the Fund's loan commitments totaled approximately $124.3 million during the nine months ended September 30, 2013.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $3.5 million for the same period.  Unexpired, unfunded commitments totaled approximately $45.6 million as of September 30, 2013.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2013	$563.6 million	$253.3 million	$310.3 million	$45.6 million
December 31, 2012	$439.3 million	$125.4 million	$313.8 million	$63.9 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.  It is the Fund's experience that not all unfunded commitments will be used by borrowers.

The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to the Company.  To qualify as a RIC, the Fund must distribute to the Company for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than $0.1 million.  This translates to less than 1% of net income for the three and nine months ended September 30, 2013.  Although Management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income.  Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business.  While the outcome of any legal proceedings cannot at this time be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund's financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund.

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2012 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three or nine months ended September 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through September 30, 2013 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 8, 2013	Date:	November 8, 2013

EXHIBIT INDEX

Exhibit Number	Description
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