Form 10-K
period 2013-12-31
Venture Lending & Leasing VI, Inc.
filed 2014-03-21
CIK 1482199

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 21, 2014 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 7, 2014	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VI, Inc. (the “Fund”) was incorporated in Maryland on January 11, 2010, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VI, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in January 2010.  As of December 31, 2013, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
The Fund's shares of Common Stock, at $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
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
Other Investment Policies.  The Fund will not sell securities short (except to the extent the Fund has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund may, however, write puts and calls, and acquire options, as a hedge for equity investments or to increase return through a covered call. The Fund will not underwrite the securities of other companies, except to the extent they may be deemed underwriters upon the disposition of restricted securities acquired in the ordinary course of their business. The Fund may, however, use borrowed funds for its lending activities. See the discussion herein under the caption “Risk Factors – General – Leverage.”

The Fund’s investment objectives, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund’s board of directors at any time. The Fund is likely to invest in transactions with Venture Lending & Leasing V, Inc. ("Fund V") and Venture Lending & Leasing VII, Inc. ("Fund VII") generally in the form of independent loan commitments to the same venture capital-backed companies. See the discussion herein under the caption “Risk Factors – Conflicts of Interest.”
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
GENERAL
Reliance on Management.  The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund's Board of Directors.  Although the principals of the Manager have over several decades of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective.  Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies.  The officers of the Manager have primary responsibility for the selection of the companies in which the Fund invests, the negotiation of the terms of such investments and the monitoring of such investments after they are made.  Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund.  Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill their positions.
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
Lenders have also required that the Fund agrees to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.  To minimize risks associated with lending money at fixed rates, the Fund enters into interest rate hedging transactions with respect to all or any portion of the Fund's investments.  There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund.  The variable interest rate that the Fund's lenders charge cannot be perfectly hedged, and there may be a divergence between the interest rate obtained by the Fund on its interest rate hedging transactions and the interest rate charged to the Fund by its lenders.  In addition, entering into interest rate hedging transactions raises costs to the Fund.  Finally, it is possible that the Fund could incur losses from being “over-hedged” which would result if the loan that was hedged is repaid faster than expected.
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
Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund include legal action against the borrower and foreclosure or repossession of collateral given by the borrower.  The Fund can experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment.  The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund's loans, although that security interest may extend to the borrower's other assets in which another lender might have a senior or parity security interest.  On occasion, the Fund will make loans to a borrower that has one or more other secured lenders (including the Fund's immediate predecessor, Fund V and its immediate successor, Fund VII).  In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund's flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral.  In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive a broader lien on substantially all of the borrower's assets, including its intellectual property.

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

CONFLICTS OF INTEREST

Transactions with Fund V.  The Manager also serves as investment manager for Fund V. The Fund's Board of Directors determined that so long as Fund V has capital available to invest in loan transactions with final maturities earlier than December 31, 2015 (the date on which Fund V will be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”). Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund V so long as Fund V has capital available to invest. After February 2011, Fund V was no longer permitted to enter into new commitments to borrowers; however, Fund V will be permitted to fund existing commitments. While investing the Fund's capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

Transactions with Fund VII.  The Manager also serves as investment manager for Fund VII. The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund VII invests (“Investments”). Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VII so long as the Fund has capital available to invest. After June 2014, the Fund is no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments. While investing the Fund's capital in the same companies in which Fund VII is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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
Intercreditor Agreements.  In each transaction in which both the Fund and either Fund V or Fund VII invest, it is expected that the Fund and Fund V or Fund VII will enter into an intercreditor agreement pursuant to which the Fund and Fund V or Fund VII will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund V or Fund VII pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V or Fund VII invest or invested at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management Fee is computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations.
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
The number of holders of record of the Fund's Common Stock at March 21, 2014 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2013, the Fund had distributed $112.3 million to date to its shareholder, of which $63.9 million was in cash.

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

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Statement of Operations Data:
Investment income:
Interest on loans	$59,366,653	$43,739,317	$18,988,607
Other interest and other income	100,285	186,205	23,269
Total investment income	59,466,938	43,925,522	19,011,876
Expenses:
Management fees	8,435,598	7,615,663	7,350,000
Interest expense	4,801,009	4,161,447	1,662,063
Banking and professional fees	549,267	350,339	211,050
Other operating expenses	167,085	142,283	120,789
Total expenses	13,952,959	12,269,732	9,343,902
Net investment income	45,513,979	31,655,790	9,667,974

Net realized (loss) gain from investments	(3,582,446)	(1,377,330)	360,960
Net change in unrealized loss from investments	(7,163,165)	(3,295,924)	(898,509)
Net realized and unrealized loss from hedging activities	(210,953)	(1,233,646)	(1,370,765)
Net realized and unrealized loss from investment and hedging activities	(10,956,564)	(5,906,900)	(1,908,314)

Net increase in net assets resulting from operations	$34,557,415	$25,748,890	$7,759,660

AMOUNTS PER COMMON SHARE:
Net increase in net assets resulting from operations	$345.57	$257.49	$77.60
Weighted average shares outstanding	100,000	100,000	100,000

	As of	As of	As of
	December 31, 2013	December 31, 2012	December 31, 2011
Balance sheet data:
Loans	$293,800,885	$313,848,702	$174,777,564
Net assets	$194,365,857	$195,928,871	$131,409,460

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On June 29, 2010, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company (a "RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2010. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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
Results of Operations – For the years ended December 31, 2013, 2012 and 2011

Total investment income for the years ended December 31, 2013, 2012 and 2011 was $59.5 million, $43.9 million and $19.0 million respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and unamortized warrants. The average gross outstanding performing loans calculated on a monthly basis was $302.4 million as of December 31, 2013, $241.0 million as of December 31, 2012 and $103.0 million as of December 31, 2011. The average interest rate on gross outstanding performing loans was 19.31% for the year ended December 31, 2013, 18.15% for the year ended December 31, 2012 and 18.44% for the year ended December 31, 2011. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the years ended December 31, 2013, 2012 and 2011 were $14.0 million, $12.3 million and $9.3 million respectively. Management fees were calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $8.4 million for the year ended December 31, 2013, $7.6 million for the year ended December 31, 2012 and $7.4 million for the year ended December 31, 2011. Management fees increased in 2013 due to the increase in assets under management.
Total interest expense was $4.8 million, $4.2 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense increased in 2013 due to an increase in average debt outstanding from $40.3 million in 2011 and $108.5 million in 2012 to $137.8 million in 2013. This increase was partially offset by a decrease in the interest rate from 4.12% in 2011 and 3.84% in 2012 to 3.48% in 2013. The Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility on January 14, 2011 (see Note 6).
The banking and professional fees were $0.5 million, $0.4 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The banking and professional fees was comprised of legal, audit and other professional fees. These fees rose in 2013 and 2012 primarily because of increased legal and accounting fees as the Fund continued to grow.
Other operating expenses were $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.

Net investment income for the years ended December 31, 2013, 2012 and 2011 was $45.5 million, $31.7 million and $9.7 million, respectively.

Total net realized gain (loss) from investments was $(3.6) million, $(1.4) million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The realized gain consists of recoveries of previously written off or reserved uncollectible loans, reduced by write offs.

Net change in unrealized loss from investments was $7.2 million, $3.3 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The unrealized loss consists of fair market value adjustments taken against loans.

Net realized and unrealized loss from hedging activities was $0.2 million, $1.2 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The realized and unrealized loss from hedging activities consists of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered into an interest rate swap transaction with Union Bank, N.A. to convert floating rate liabilities to fixed rates on February 18, 2011 and entered into an additional interest rate swap transaction with Wells Fargo Bank, N.A. on June 26, 2012 (see Note 8). The Fund continued to increase the notional amount of the swap during 2011, 2012, and 2013 to better match outstanding loan under the credit facility at the time of the hedges.
Net increase in net assets resulting from operations for the years ended December 31, 2013, 2012 and 2011 was $34.6 million, $25.7 million and $7.8 million, respectively. On a per share basis, for the years ended December 31, 2013, 2012 and 2011, there was a net increase in net assets resulting from operations of $345.57, $257.49 and $77.60.
Liquidity and Capital Resources - December 31, 2013 and 2012
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2013 the Company had received subscriptions for capital in the amount of $294.0 million, of which $279.3 million had been called and received. As of December 31, 2013, $14.7 million of capital remains uncalled. The remaining $14.7 million in committed capital as of December 31, 2013 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.
As of December 31, 2013 and 2012, 11% and 5%, respectively, of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2013. Amounts disbursed under the Fund’s loan commitments was $168.2 million for the year ended December 31, 2013. Net loan amounts outstanding after amortization and valuation adjustment were approximately $293.8 million as of December 31, 2013. Unexpired unfunded commitments as of December 31, 2013 were approximately $57.4 million.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2013	$607,467,484	$313,666,599	$293,800,885	$57,390,000
December 31, 2012	$439,279,320	$125,430,618	$313,848,702	$63,882,647
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
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the year ended December 31, 2013.
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

December 31, 2013 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Investment Income:
Interest on loans	$14,224,818	$14,955,616	$14,829,051	$15,357,168
Other interest and other income	82,690	15,522	537	1,536
Total investment income	14,307,508	14,971,138	14,829,588	15,358,704
Expenses:
Management fees	2,083,111	2,173,816	2,093,439	2,085,232
Interest expense	1,169,820	1,234,192	1,218,791	1,178,206
Banking and professional fees	176,588	164,689	121,586	86,404
Other operating expenses	27,557	25,502	30,732	83,294
Total expenses	3,457,076	3,598,199	3,464,548	3,433,136
Net investment income	10,850,432	11,372,939	11,365,040	11,925,568

Net realized loss from investments	(842,496)	(931,926)	(686,859)	(1,121,165)
Net change in unrealized loss from investments	(2,999,575)	(1,591,000)	(1,899,563)	(673,027)
Net change in realized and unrealized (loss) gain from hedging activities	16,413	(29,675)	(146,149)	(51,542)
Net realized and unrealized loss from investment and hedging activities	$(3,825,658)	$(2,552,601)	$(2,732,571)	$(1,845,734)
Net increase in net assets resulting from operations	$7,024,774	$8,820,338	$8,632,469	$10,079,834
Amount per common share:
Net increase in net assets resulting from operations	$70.25	$88.20	$86.32	$100.80
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2012 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Investment Income:
Interest on loans	$8,756,858	$11,127,932	$11,679,874	$12,174,653
Other interest and other income	159,489	473	25,785	458
Total investment income	8,916,347	11,128,405	11,705,659	12,175,111
Expenses:
Management fees	1,837,500	1,836,753	1,844,880	2,096,530
Interest expense	850,051	965,709	1,160,296	1,185,391
Banking and professional fees	123,155	68,365	69,908	88,911
Other operating expenses	23,408	36,198	27,243	55,434
Total expenses	2,834,114	2,907,025	3,102,327	3,426,266
Net investment income	6,082,233	8,221,380	8,603,332	8,748,845

Net realized loss from investments	—	—	(24,561)	(1,352,769)
Net change in unrealized gain (loss) from investments	(425,000)	(1,755,338)	(1,198,871)	83,285
Net change in realized and unrealized loss from hedging activities	(396,706)	(308,906)	(505,935)	(22,099)
Net realized and unrealized loss from investment and hedging activities	$(821,706)	$(2,064,244)	$(1,729,367)	$(1,291,583)
Net increase in net assets resulting from operations	$5,260,527	$6,157,136	$6,873,965	$7,457,262
Amount per common share:
Net increase in net assets resulting from operations	$52.61	$61.57	$68.74	$74.57
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2011 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Investment Income:
Interest on loans	$1,770,039	$4,054,472	$6,106,596	$7,057,500
Other interest and other income	8,488	6,264	311	8,206
Total investment income	1,778,527	4,060,736	6,106,907	7,065,706
Expenses:
Management fees	1,837,500	1,837,500	1,837,500	1,837,500
Interest expense	168,048	324,372	455,984	713,659
Banking and professional fees	48,875	22,973	80,497	58,705
Other operating expenses	16,179	22,216	43,908	38,486
Total expenses	2,070,602	2,207,061	2,417,889	2,648,350
Net investment income (loss)	(292,075)	1,853,675	3,689,018	4,417,356
Net realized gain (loss) from investments	602,160	(241,200)	—	—
Net change in unrealized gain (loss) from investments	(230,000)	230,000	(435,000)	(463,509)
Net change in realized and unrealized loss from hedging activities	(188,609)	(556,537)	(538,891)	(86,728)
Net realized and unrealized gain (loss) from investment and hedging activities	183,551	(567,737)	(973,891)	(550,237)
Net increase (decrease) in net assets resulting from operations	$(108,524)	$1,285,938	$2,715,127	$3,867,119
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$(1.09)	$12.86	$27.15	$38.67
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2013.

ITEM 9.B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	69	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	49	Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	49	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	62	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	41	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 7, 2014 (“Proxy Statement”) under the captions “Proposal 1 - To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Proposal 1 - To Elect Five Directors of the Fund” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Annex A - Beneficial Ownership of Fund Shares” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the Fund's Proxy Statement under the captions: “Other Information - Managers” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2013 and 2012
Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Statements of Changes in Net Assets for the years ended December 31, 2013, 2012 and 2011
Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Financial Statements
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

10.1	Custodian Agreement between the Fund and Wells Fargo Bank, incorporated by reference to the Fund's 10-K dated March 15, 2012

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
VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 21, 2014		Date:	March 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ William Miller	Director	March 21, 2014
William R. Miller

By:	/S/ Roger V. Smith	Director	March 21, 2014
Roger V. Smith

By:	/S/ Ronald W. Swenson	Chairman & Director	March 21, 2014
Ronald W. Swenson

By:	/S/ Alan Zafran	Director	March 21, 2014
Alan Zafran

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 21, 2014
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Venture Lending & Leasing VI, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VI, Inc. (the "Fund") as of December 31, 2013 and 2012, and the related statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2013, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing VI, Inc. as of December 31, 2013 and 2012, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include investments valued at $293.8 million (88% of total assets) and $313.8 million (94% of total assets) as of December 31, 2013 and 2012, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 21, 2014
San Francisco, California

VENTURE LENDING & LEASING VI, INC.
Statements of Assets and Liabilities
As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Loan, at estimated fair value
(Cost of $305,158,484 and $318,043,136)	$293,800,885	$313,848,702
Cash and cash equivalents	35,377,189	16,244,714
Other assets	4,458,893	5,351,530

Total assets	333,636,967	335,444,946

LIABILITIES
Borrowings under debt facility	134,200,000	134,000,000
Accrued management fees	2,085,231	2,093,156
Accounts payable and other accrued liabilities	2,985,879	3,422,919

Total liabilities	139,271,110	139,516,075

NET ASSETS	$194,365,857	$195,928,871

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$233,525,000
Return of capital distributions	(32,040,189)	(28,732,092)
Accumulated deficit	(15,118,954)	(8,864,037)
Net assets (equivalent to $1,943.66 and $1,959.29 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$194,365,857	$195,928,871

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
INVESTMENT INCOME:
Interest on loans	$59,366,653	$43,739,317	$18,988,607
Other interest and other income	100,285	186,205	23,269
Total investment income	59,466,938	43,925,522	19,011,876

EXPENSES:
Management fees	8,435,598	7,615,663	7,350,000
Interest expense	4,801,009	4,161,447	1,662,063
Banking and professional fees	549,267	350,339	211,050
Other operating expenses	167,085	142,283	120,789
Total expenses	13,952,959	12,269,732	9,343,902
Net investment income	45,513,979	31,655,790	9,667,974

Net realized gain (loss) from investments	(3,582,446)	(1,377,330)	360,960
Net change in unrealized loss from investments	(7,163,165)	(3,295,924)	(898,509)
Net realized and change in unrealized loss from hedging activities	(210,953)	(1,233,646)	(1,370,765)
Net realized and change in unrealized loss from investment and hedging activities	(10,956,564)	(5,906,900)	(1,908,314)

Net increase in net assets resulting from operations	$34,557,415	$25,748,890	$7,759,660
Net increase in net assets resulting from operations per share	$345.57	$257.49	$77.60
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Changes In Net Assets
For the Years Ended December 31, 2013, 2012 and 2011

	For the Year ended	For the Year ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net increase (decrease) in net assets resulting from operations:
Net investment income	$45,513,979	$31,655,790	$9,667,974
Net realized gain (loss) from investments	(3,582,446)	(1,377,330)	360,960
Net change in unrealized loss from investments	(7,163,165)	(3,295,924)	(898,509)
Net realized and change in unrealized loss from hedging activities	(210,953)	(1,233,646)	(1,370,765)

Net increase in net assets resulting from operations	34,557,415	25,748,890	7,759,660
Distributions of income to shareholder	(40,812,332)	(29,594,153)	(9,870,177)
Return of capital to shareholder	(3,308,097)	(12,635,326)	(13,086,563)
Contributions from shareholder	8,000,000	81,000,000	113,500,000
Total increase (decrease)	(1,563,014)	64,519,411	98,302,920

Net assets
Beginning of year	195,928,871	131,409,460	33,106,540

End of year	$194,365,857	$195,928,871	$131,409,460

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$34,557,415	$25,748,890	$7,759,660
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from investments	3,582,446	1,377,330	(360,960)
Net change in unrealized loss from investments	7,163,165	3,295,924	898,509
Net change in unrealized (gain) loss from hedging activities	(908,248)	549,339	1,212,010
Amortization of deferred costs related to borrowing facility	491,799	489,075	279,296
Net (increase) decrease in other assets	400,838	(1,659,121)	(2,302,402)
Receipt of equity securities as payment for waiver	(587,537)	(85,603)	—
Net increase in accounts payable, other accrued liabilities, and accrued management fees	463,283	318,892	1,207,679
Origination of loans	(168,188,165)	(227,538,293)	(179,116,860)
Principal payments on loans	175,892,097	83,261,571	31,802,947
Acquisition of equity securities	(10,334,618)	(14,841,547)	(15,893,500)
Net cash provided by (used in) operating activities	42,532,475	(129,083,543)	(154,513,621)

Contributions from shareholder	8,000,000	81,000,000	113,500,000
Cash distribution to shareholder	(31,600,000)	(26,770,000)	(5,500,000)
Borrowings under debt facility	11,800,000	64,000,000	70,000,000
Payment of bank facility and fees and costs	(11,600,000)	(16,787)	(1,611,781)
Net cash provided by (used in) financing activities	(23,400,000)	118,213,213	176,388,219
Net increase (decrease) in cash and cash equivalents	19,132,475	(10,870,330)	21,874,598
CASH AND CASH EQUIVALENTS:
Beginning of year	16,244,714	27,115,044	5,240,446
End of year	$35,377,189	$16,244,714	$27,115,044
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$4,316,596	$3,245,154	$958,985
Settlement under interest rate swap agreement	$1,119,201	$684,307	$158,755
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$12,520,429	$15,459,479	$17,456,740
Receipt of equity securities as repayment of loans	$1,598,274	$532,330	$709,486
Conversion of receivable to stock	$—	$—	$1,595
Conversion from note to stock	$—	$—	$250,000

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Notes to Financial Statements for the Years Ended December 31, 2013 and 2012
1. ORGANIZATION AND OPERATIONS OF THE FUND
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
Interest Income
Interest income on loans is recognized using the effective interest method including amounts resulting from the amortization of discounts to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.
Valuation Procedures
The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of Management, in accordance with this Policy.
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
As of December 31, 2013 and 2012, the financial statements include nonmarketable investments ($293.8 million and $313.8 million or approximately 88% and 94% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
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

As of December 31, 2013, loans with a cost basis of $21.0 million and a fair value of $9.9 million, have been classified as non-accrual. As of December 31, 2012, loans with a cost basis of $16.5 million and a fair value of $12.3 million, have been classified as non-accrual.

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

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. For the year ended December 31, 2013, the Fund is using the volatility rates ranging from 36% to 77%. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the year ended December 31, 2013, the Fund is assuming the average duration of a warrant is 3 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. For the year ended December 31, 2013, the Fund is using monthly risk free rates ranging from 0.31% to 0.66%. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

On an annual basis, the Fund engages an independent valuation company to provide valuation assistance. This company evaluates the Fund's valuation methodology and assumptions for reasonableness. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the third party calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.

As of December 31, 2013 and 2012, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

As of December 31, 2013 and 2012, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $134.2 million and $134.0 million, respectively.

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

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was originally determined to be January 2014 (see Note 6). Starting in October 2011, the estimated life of the facility changed to September 2014. Additional fees were paid subsequently and the remaining fees are amortized based on the revised estimated life of the facility. The amortization of these costs are recorded in interest expense in the Statements of Operations as of December 31, 2013.

Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance that will expand current disclosure requirements on the offsetting of certain assets and liabilities. The new disclosures will be required for investments and derivative financial instruments subject to master netting or similar agreements which are eligible for offset in the Statements of Assets and Liabilities and will require an entity to disclose both gross and net information about such investments and transactions in the financial statements. In January 2013, the FASB issued guidance that clarifies which investments and transactions are subject to the offsetting disclosure requirements. The scope of the disclosure requirements for offsetting will be limited to derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The guidance is effective for financial statements with fiscal years beginning on or after January 1, 2013, and interim periods within those fiscal years. Management has evaluated the impact of this guidance on the Fund’s financial statement disclosures, and the adoption does not have a material impact on the Fund's financial statement disclosures.

Tax Status
The Fund has elected to be treated as Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code and operates in a manner so as to qualify for the tax treatment applicable to RICs.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

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

The Fund may pay return of capital. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $32.0 million and $28.7 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.
3.  SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2013, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except for those of Beachmint, Inc. and Akademos, Inc.
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2013 and 2012, the weighted average interest rate on gross performing loans was 19.31% and 18.15% respectively. These rates were inclusive of both cash and non-cash interest income. For the year ended December 31, 2013 and of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2013 and 2012 the cash portion was 14.73% and 13.74%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan approximates fair value.

Loans as of December 31, 2013 are to non-affiliates and consist of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/13	12/31/2013	Maturity Date
Biotechnology
Stem CentRx, Inc.		$18,433	$18,433	1/1/2014
Subtotal:	0.0%	$18,433	$18,433

Carrier Networking
Vello Systems, Inc.		$2,023,248	$2,023,248	6/1/2016
VocalNet, LLC		271,056	376,056	10/1/2016
Subtotal:	1.2%	$2,294,304	$2,399,304

Computers & Storage
Connected Data, Inc.		$1,399,414	$1,399,414	11/1/2016
D-Wave Systems, Inc.		44,621	44,621	1/1/2014
Looxcie, Inc.		743,209	743,209	12/1/2015
Veloxum, Inc.		104,093	416,093	*
Vidyo, Inc.		9,455,897	9,455,897	5/1/2016
Subtotal:	6.0%	$11,747,234	$12,059,234

Enterprise Networking
Apprion, Inc.		$848,878	$848,878	4/1/2016
BurstPoint Networks, Inc.		594,951	594,951	5/1/2016
Splashtop, Inc.		1,657,534	1,657,534	5/1/2016
Subtotal:	1.6%	$3,101,363	$3,101,363

Internet
Beach Mint, Inc.		$6,615,252	$6,615,252	5/1/2016
Better Doctor, Inc.		472,914	472,914	6/1/2016
Blekko, Inc.		1,904,118	1,904,118	12/1/2016
Byliner, Inc.		925,175	925,175	5/1/2016
Carwoo!, Inc.		89,437	919,437	*
Central Desktop, Inc.		3,035,119	3,035,119	4/1/2016
Change.org, Inc.		2,375,933	2,375,933	11/1/2016
CloudTalk, Inc.		5,000	124,009	*
CustomMade, Inc.		1,880,757	1,880,757	5/1/2017
DailyFeats, Inc.		334,194	334,194	1/1/2016
Desti, Inc.		395,283	395,283	5/1/2016
Dezine, Inc.		—	142,590	*
Direct Media Technologies, Inc.		1,257,922	1,257,922	12/1/2014
EDO Interactive, Inc.		1,205,349	1,205,349	11/1/2014
EyeView, Inc.		1,029,314	1,029,314	3/1/2015
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.		1,880,835	1,880,835	9/1/2016
Fast Labs, Inc.		229,448	229,448	1/1/2017
FlipTop, Inc.		549,660	549,660	6/1/2015
Giga Omni Media, Inc.		4,229,897	4,229,897	2/1/2016
Good Eggs, Inc.		452,593	452,593	5/1/2016
Grovo Learning, Inc.		701,522	701,522	3/1/2017
HEXAGRAM 49, Inc.		787,098	787,098	1/1/2016
Identified, Inc.		2,459,801	2,459,801	6/1/2016
isocket, Inc.		475,585	475,585	1/1/2015
Jarvis Labs, Inc.		234,471	234,471	10/1/2016
Jun Group, LLC		616,118	616,118	11/1/2014
Kanjoya, Inc.		149,260	149,260	4/1/2014
KargoCard, Co.		1,006,303	1,006,303	1/1/2016
Kitsy Lane, Inc.		304,957	304,957	12/1/2016
Kiwi Crate, Inc.		1,419,972	1,419,972	10/1/2016
Komli Media, Inc.		5,936,578	5,936,578	11/1/2015
Kulbyt, Inc.		263,601	263,601	8/1/2015
Lenddo International		1,917,916	1,917,916	12/1/2015
Lightside Games, Inc.		222,230	295,230	*
LocalResponse, Inc.		611,036	611,036	3/1/2016
LOLapps, Inc.		18,961	18,961	1/1/2014
MeetMe, Inc.		2,350,769	2,350,769	4/1/2016
Modasuite, Inc.		1,910,112	1,910,112	7/1/2016

ModeWalk, Inc.		191,118	239,118	1/1/2015
Mojo Motors, Inc.		45,392	45,392	6/1/2014
Monetate, Inc.		3,419,341	3,419,341	5/1/2015
Navigating Cancer, Inc.		1,625,647	1,625,647	7/1/2016
nPario, Inc.		99,940	397,940	*
Osix Corp.		498,178	498,178	10/1/2016
PerformLine, Inc.		217,734	217,734	5/1/2015
Piryx, Inc.		1,460,721	1,460,721	9/1/2016
Pixalate, Inc.		217,736	217,736	11/1/2016
Playstudios, Inc.		2,598,317	2,598,317	6/1/2017
Pleygo, Inc.		209,632	209,632	12/1/2016
Quantcast Corp.		12,639,322	12,639,322	4/1/2017
Radius Intelligence, Inc.		1,697,202	1,697,202	3/1/2016
Relay Network, LLC		1,194,015	1,194,015	7/1/2015
Retail Innovation Group		2,372,213	2,372,213	7/1/2016
Rivet Games, Inc.		226,278	293,278	*
Santa.com, Inc.		252,227	802,227	*
The SavvySource For Parents, Inc.		561,822	561,822	7/1/2015
Schooltube, Inc.		63,741	103,741	5/1/2016
Session M, Inc.		1,885,531	1,885,531	2/1/2017
Smart Lunches, Inc.		232,785	232,785	6/1/2016
Sociable Labs, Inc.		459,559	459,559	7/1/2016
SocialChorus, Inc.		485,720	485,720	9/1/2014
Spotlight Ticket Management, Inc.		340,677	340,677	9/1/2015
StitchFix, Inc.		940,043	940,043	8/1/2016
StumbleUpon, Inc.		1,073,615	1,073,615	12/1/2015
TalentBin, Inc.		228,709	228,709	7/1/2017
TangoCard, Inc.		250,039	250,039	3/1/2015
True & Co., Inc.		1,114,636	1,114,636	6/1/2016
UserVoice, Inc.		684,364	684,364	11/1/2015
Waluzi, Inc.		109,637	109,637	8/1/2016
We Heart It, Inc.		1,113,290	1,113,290	2/1/2017
Weddington Way, Inc.		1,209,857	1,209,857	11/1/2016
YouDocs Beauty, Inc.		1,192,798	1,192,798	6/1/2016
Zazma, Inc.		1,820,045	1,820,045	5/1/2017
Subtotal:	48.2%	$93,440,267	$95,797,866

Medical Devices
Avedro, Inc.		$3,605,194	$3,605,194	10/1/2015
AxioMed, Inc.		2,683,106	2,683,106	11/1/2016
Cellscape Corp.		802,598	802,598	1/1/2016
Cervilenz, Inc.		3,243,102	3,243,102	4/1/2016
ConforMIS, Inc.		950,224	950,224	5/1/2014
HourGlass Technologies, Inc.		215,448	841,448	*
MimOSA, Inc.		243,152	243,152	2/1/2015
NasoForm, Inc.		194,522	194,522	2/1/2015
Redox Biomedical		1,800,000	3,600,000	*

Sonoma Orthopedic Products, Inc.		3,022,303	3,022,303	9/1/2015
Xlumena, Inc.		153,758	153,758	5/1/2014
Zipline Medical, Inc.		1,633,730	1,633,730	5/1/2016
Subtotal:	9.5%	$18,547,137	$20,973,137

Other Healthcare
Caring.com, Inc.		$3,758,873	$3,758,873	6/1/2017
Cogito Health, Inc.		560,265	560,265	4/1/2017
Ekso Bionics, Inc.		2,029,493	2,254,493	*
Health Guru Media, Inc.		1,360,010	1,360,010	12/1/2014
Health Integrated		1,360,207	1,360,207	2/1/2017
Mulberry Health, Inc.		4,738,816	4,738,816	12/1/2017
Pathway Genomics Corp.		1,033,714	1,033,714	12/1/2014
Practice Fusion, Inc.		6,902,052	6,902,052	6/1/2016
Project Healthy Living		943,454	943,454	10/1/2016
Quantia Communications, Inc.		1,959,386	1,959,386	9/1/2014
Therapydia, Inc.		220,776	220,776	1/1/2017
Wellfount Corp.		1,409,607	1,409,607	9/1/2015
Subtotal:	13.5%	$26,276,653	$26,501,653

Other Technology
Automatic Labs, Inc.		$937,315	$937,315	12/1/2016
Daylight Solutions, Inc.		2,235,618	2,235,618	7/1/2015
Ecologic Brands, Inc.		850,527	850,527	6/1/2017
General Assembly, Inc.		2,325,684	2,325,684	12/1/2016
LanzaTech New Zealand Ltd.		13,215,013	13,215,013	7/1/2016
nScaled, Inc.		702,029	702,029	1/1/2016
Pinnacle Engines, Inc.		1,572,801	1,572,801	3/1/2015
Prana Holdings, Inc.		7,019,273	7,019,273	7/1/2016
Pure Energies Group, Inc.		1,419,062	1,419,062	6/1/2016
Solaria Corp.		580,037	1,060,037	*
Thoughtful Media Group, Inc.		547,375	1,047,375	*
Tribogenics, Inc.		1,743,238	1,743,238	9/1/2016
Wallaby Financial, Inc.		134,111	134,111	8/1/2016
YPX Cayman Holdings Co.		1,741,790	1,741,790	4/1/2016
ZeaChem, Inc.		1,223,125	4,925,125	*
Subtotal:	18.6%	$36,246,998	$40,928,998

Security
Agari Data, Inc.		$453,674	$453,674	5/1/2017
Kinamik, Inc.		312,631	622,631	*
Pandesa Corp.		191,958	191,958	2/1/2015
Uplogix, Inc.		1,618,761	1,618,761	7/1/2015
Subtotal:	1.3%	$2,577,024	$2,887,024

Software
AcousticEye, Ltd.		$287,569	$287,569	12/1/2015

Appconomy, Inc.		670,362	2,683,362	*
Apportable		209,718	209,718	12/1/2016
Artificial Solutions ASH AB		748,467	748,467	2/1/2015
Brightpearl, Inc.		706,581	706,581	6/1/2016
Ceros, Inc.		668,612	668,612	4/1/2016
ClearPath, Inc.		706,431	706,431	5/1/2016
Clypd, Inc.		712,353	712,353	11/1/2016
Corduro, Inc.		65,238	155,238	*
D Software, Inc.		340,204	340,204	6/1/2016
Dataium, LLC		474,082	474,082	3/1/2016
eCommera LTD.		5,151,682	5,151,682	3/1/2017
Encoding.com, Inc.		714,472	714,472	11/1/2016
gloStream, Inc.		1,256,866	1,256,866	6/1/2016
Image Vision Labs, Inc.		67,450	67,450	6/1/2014
Innerworkings Holdings, Ltd.		44,867	448,867	*
Innotas, Inc.		111,293	111,293	3/1/2014
Intalio, Inc.		582,873	582,873	6/1/2015
Lex Machina, Inc.		73,779	73,779	4/1/2014
Lulo Ventures, Inc.		1,401,588	1,401,588	11/1/2016
MediaPlatform, Inc.		641,446	641,446	3/1/2016
NewVoiceMedia, Ltd.		1,381,901	1,381,901	2/1/2015
OrderGroove, Inc.		1,184,088	1,184,088	12/1/2016
Palantir Technologies, Inc.		12,294,649	12,294,649	4/1/2016
PivotLink, Inc.		2,926,468	2,926,468	11/1/2015
Pursway, Inc.		1,760,989	1,760,989	3/1/2016
Quantisense, Inc.		893,773	893,773	6/1/2015
Riskonnect, Inc.		575,426	575,426	8/1/2015
SCVNGR, Inc.		2,352,638	2,352,638	10/1/2016
SnapLogic, Inc.		2,330,274	2,330,274	7/1/2016
SoundHound, Inc.		4,180,337	4,180,337	5/1/2017
STG-Impact Holdings Corp.		8,786,785	8,786,785	3/1/2016
StreetLight Data		228,182	228,182	12/1/2016
Superfish, Inc.		970,653	970,653	10/1/2015
Target Data, Inc.		624,919	624,919	9/1/2015
The Cloudscaling Group, Inc.		1,708,603	1,708,603	9/1/2015
Top Hat Monocle Corp.		944,150	944,150	7/1/2016
Vuemix, Inc.		164,852	164,852	8/1/2015
Workspot, Inc.		213,048	213,048	9/1/2016
Xceedium, Inc.		535,145	535,145	4/1/2015
XOS Technologies, Inc.		990,373	1,100,373	*
Subtotal:	31.3%	$60,683,186	$63,300,186

Technology Services
Akademos, Inc.		$827,130	$827,130	6/1/2017
BidPal, Inc.		969,754	969,754	12/1/2015
Blazent, Inc.		927,116	927,116	5/1/2016

Boost Media, Inc.		893,456	893,456	11/1/2016
BountyJobs, Inc.		1,408,096	1,408,096	7/1/2015
Callisto Media, Inc.		831,240	831,240	9/1/2016
DigitalPath, Inc.		1,709,497	1,709,497	1/1/2016
FSA Store, Inc.		709,863	709,863	9/1/2017
Grassroots Unwired, Inc.		106,696	106,696	8/1/2016
Maxi Mobility, Inc.		222,904	222,904	7/1/2016
Perfect Market, Inc.		2,480,014	2,480,014	1/1/2016
Rated People, Ltd.		3,225,704	3,225,704	12/1/2016
The New Orleans Exchange, Inc.		4,926,946	4,926,946	1/1/2016
Subtotal:	9.9%	$19,238,416	$19,238,416

Wireless
AppStack, Inc.		$370,818	$370,818	12/1/2015
Azumio, Inc.		980,427	980,427	8/1/2015
Cellfire, Inc.		421,120	421,120	12/1/2014
Corona Labs, Inc.		490,545	613,545	2/1/2016
Flint Mobile, Inc.		1,016,916	1,016,916	1/1/2016
GPShopper, LLC		862,562	862,562	7/1/2017
July Systems, Inc.		716,551	716,551	10/1/2014
Meru Networks, Inc.		6,479,069	6,479,069	8/1/2015
Physical Graph Corporation		1,901,737	1,901,737	4/1/2017
Quixey, Inc.		3,256,074	3,256,074	6/1/2016
Receivd, Inc.		223,346	223,346	11/1/2016
SpiderCloud Wireless Inc.		2,291,176	2,291,176	12/1/2016
StarMaker Interactive, Inc.		226,525	226,525	2/1/2015
Zipit Wireless, Inc.		393,004	393,004	10/1/2014
Subtotal:	10.1%	$19,629,870	$19,752,870

Total (Cost of $305,158,484):	151.2%	$293,800,885	$306,958,484

*As of December 31, 2013, loans with a costs basis of $21.0 million and fair value of $9.9 million have been classified as non-accrual. These loans have been accelerated from their original maturity and are due in its entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
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

*As of December 31, 2012, loans with a costs basis of $16.5 million and fair value of $12.3 million have been classified as non-accrual. These loans have been accelerated from their original maturity and are due in its entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of December 31, 2013 and 2012, the Fund had unexpired unfunded commitments to borrowers of $57.4 million and $63.9 million respectively.
Valuation Hierarchy
Under FASB Accounting Standards Codification (ASC) 820-10, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the year ended December 31, 2013.

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

The following table provides quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments as of December 31, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2013	Methodologies	Unobservable Input	Range
Computer & Storage	$11,747,234	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$104,093

Enterprise Networking	$3,101,363	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$93,440,267	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$453,896

Medical Devices	$18,547,137	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$215,448-$1,800,000

Other Healthcare	$26,276,653	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$2,029,493

Other Technology	$36,246,998	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$547,375 - $1,223,125

Security	$2,577,024	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$312,631

Software	$60,683,186	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$44,866-$990,373

Technology Services	$19,238,416	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$19,629,870	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Others	$2,312,737	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	24%

	$ 293,800,885
* Other loans are comprised of companies in the Biotechnology and Carrier Networking industries.

The following table presents the balances of assets and liabilities as of December 31, 2013 and 2012 measured at fair value on a recurring basis:

As of December 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$293,800,885	$293,800,885
Cash equivalents	35,377,189	—	—	35,377,189
Total assets	$35,377,189	$—	$293,800,885	$329,178,074

LIABILITIES
Interest rate swap agreements	—	$853,099	—	$853,099
Total liabilities	—	$853,099	—	$853,099

As of December 31, 2012	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$313,848,702	$313,848,702
Cash equivalents	16,244,714	—	—	16,244,714
Total assets	$16,244,714	$—	$313,848,702	$330,093,416

LIABILITIES
Interest rate swap agreement	$—	$1,761,347	$—	$1,761,347
Total liabilities	$—	$1,761,347	$—	$1,761,347

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2013
	Loans	Other investments	Warrants	Stock
Beginning balance	$313,848,702	$—	$—	$—
Acquisitions and originations	168,188,165	282,372	11,390,805	847,252
Principal reductions	(177,490,371)	—	—	—
Distribution to shareholder	—	(282,372)	(11,390,805)	(847,252)
Net change in unrealized loss from investments	(7,163,165)	—	—	—
Net realized loss from investments	(3,582,446)	—	—	—
Ending balance	$293,800,885	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2013	$9,176,728

	For the Year Ended December 31, 2012
	Loans	Other investments	Warrants	Stock
Beginning balance	$174,777,564	$—	$—
Acquisitions and originations	227,538,293	—	14,932,360	527,119
Principal reductions	(83,793,901)	—	—	—
Distribution to shareholder	—	—	(14,932,360)	(527,119)
Net change in unrealized loss from investments	(3,295,924)	—	—	—
Net realized loss from investments	(1,377,330)	—	—	—
Ending balance	$313,848,702	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2012	$3,615,925
4. EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings (loss) per share are computed by dividing income (loss) by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.
5.  CAPITAL STOCK
As of December 31, 2013, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $294.0 million.  Total contributed capital to the Company through December 31, 2013 was $279.30 million, of which $241.5 million was contributed to the Fund.
The chart below shows the distributions of the Fund for the years ended December 31, 2013, 2012 and 2011.

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Cash distributions	$31,600,000	$26,770,000	$5,500,000
Distributions of equity securities	12,520,429	15,459,479	17,456,740

Total distributions to shareholder	$44,120,429	$42,229,479	$22,956,740
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

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of December 31, 2013, $134.2 million is outstanding under the facility.

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

Prior to the close of the $160 million facility in late September 2011, bank fees of $750,000 were incurred in connection with the facility. The bank fees and other costs incurred had been capitalized and amortized to interest expense on a straight line basis, which approximates the effective interest method, over the original expected life of the facility (January 2014).  Additional fees and costs were incurred to upsize the facility and the remaining unamortized fees of $368,849 are being amortized over the new expected life of the facility (September 2014).

The facility is revolving and as such does not have a specified repayment schedule, though advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants, including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2013, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of December 31, 2013:

Draw/Roll-Over Date	Amount	Draw Maturity Date	Interest Rate
October 16, 2013	$134,200,000	1/17/2014*	3.00%
TOTAL OUTSTANDING	$134,200,000
*Loans were subsequently combined and rolled for a 90-day LIBOR loan, maturing on April 17, 2014.

7. MANAGEMENT AND RELATED PARTIES

Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on June 29, 2010.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $8.4 million, $7.6 million and $7.4 million were recognized as expenses for years ended December 31, 2013, 2012 and 2011, respectively.
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

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII.  The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund VII invests (“Investments”).  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VII so long as the Fund has capital available to invest.  After June 2014, the Fund is no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund VII is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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
8. INTEREST RATE SWAP AGREEMENTS
On February 18, 2011, the Fund entered into an interest rate swap transaction with Union Bank, N.A. with a notional principal amount of $20 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2013, the notional principal amount was $102 million. The Fund pays a fixed rate of 1.277 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

On June 26, 2012, the Fund entered into an interest rate swap transaction with Wells Fargo Bank, N.A.with a notional principal amount of $21 million, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of December 31, 2013, the notional principal amount was $43.8 million. The Fund pays a fixed rate of 0.501 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

As of December 31, 2013 and 2012, the total fair value of the interest rate swaps was $(0.9) million and $(1.8) million, respectively, and is recorded as accounts payable and other accrued liabilities in the Statements of Assets and Liabilities. Change in unrealized gain (loss) from hedging activities of $908,248 and $(549,339), and net realized loss from hedging activities of $(1,119,201) and $(684,307), for the years ended December 31, 2013 and 2012, respectively, are included in net realized and unrealized loss from hedging activities in the Statements of Operations.

As of December 31, 2013 and 2012, the fair value of the Fund's derivative financial instruments was as follows:

	Liability Derivatives
	December 31, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Accounts payable and other accrued liabilities	$853,099	Accounts payable and other accrued liabilities	$1,761,347

For the years ended December 31, 2013 and 2012, the derivative financial instruments had the following effect on our Statement of Operations:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	2013	2012
Interest rate swap agreements	Net realized and unrealized loss from hedging activities	$(210,953)	$(1,233,646)

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
The ratios of expenses and net investment income (loss) to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes net realized or unrealized gains and losses.
Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the years presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Total return	19.26%	17.74%	8.10%

Per share amounts:
Net asset value, beginning of year	$1,959.29	$1,314.09	$331.07
Net investment income	455.14	316.56	96.68
Net change in unrealized and realized loss from investment and hedging activities	(109.57)	(59.07)	(19.09)
Net increase (decrease) in net assets resulting from operations	345.57	257.49	77.59
Distributions of income to shareholder	(408.12)	(295.94)	(98.70)
Return of capital to shareholder	(33.08)	(126.35)	(130.87)
Contributions from shareholder	80.00	810.00	1,135.00
Net asset value, end of year	$1,943.66	$1,959.29	$1,314.09

Net assets, end of year	$194,365,857	$195,928,871	$131,409,460

Ratios to average net assets:
Expenses	7.20%	7.84%	11.85%
Net investment income	23.48%	20.23%	12.26%
10. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.