Form 10-Q
period 2014-03-31
Venture Lending & Leasing VI, Inc.
filed 2014-05-13
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2014
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2014 and December 31, 2013

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2014 and 2013

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2014 and 2013

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2014 and 2013

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Loans, at estimated fair value
(Cost of $289,973,418 and $305,158,484)	$279,801,961	$293,800,885
Cash and cash equivalents	30,944,316	35,377,189
Other assets	4,413,381	4,458,893

Total assets	315,159,658	333,636,967

LIABILITIES
Borrowings under debt facility	125,800,000	134,200,000
Accrued management fees	1,969,748	2,085,231
Accounts payable and other accrued liabilities	2,494,428	2,985,879

Total liabilities	130,264,176	139,271,110

NET ASSETS	$184,895,482	$194,365,857

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Return of capital distributions	(42,953,746)	(32,040,189)
Accumulated deficit	(13,675,772)	(15,118,954)
Net assets (equivalent to $1,848.95 and $1,943.66 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$184,895,482	$194,365,857

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

INVESTMENT INCOME:
Interest on loans	$13,777,666	$14,224,818
Other interest and other income	289,015	82,690
Total investment income	14,066,681	14,307,508

EXPENSES:
Management fees	1,969,748	2,083,111
Interest expense	1,100,541	1,169,820
Banking and professional fees	104,308	176,588
Other operating expenses	49,764	27,557
Total expenses	3,224,361	3,457,076
Net investment income	10,842,320	10,850,432

Net realized loss from investments	(1,309,141)	(842,496)
Net change in unrealized gain (loss) from investments	1,186,141	(2,999,575)
Net realized and change in unrealized gain (loss) from hedging activities	(43,108)	16,413
Net realized and change in unrealized gain (loss) from investments and hedging activities	(166,108)	(3,825,658)

Net increase in net assets resulting from operations	$10,676,212	$7,024,774
Net increase in net assets resulting from operations per share	$106.76	$70.25
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Net increase in net assets resulting from operations:
Net investment income	$10,842,320	$10,850,432
Net realized loss from investments	(1,309,141)	(842,496)
Net change in unrealized gain (loss) from investments	1,186,141	(2,999,575)
Net realized and change in unrealized gain (loss) from hedging activities	(43,108)	16,413

Net increase in net assets resulting from operations	10,676,212	7,024,774

Distributions of income to shareholder	(9,233,030)	(9,022,544)
Return of capital to shareholder	(10,913,557)	—
Increase (decrease) in capital transactions	(20,146,587)	(9,022,544)

Total increase (decrease)	(9,470,375)	(1,997,770)

Net assets
Beginning of period	194,365,857	195,928,871

End of period	$184,895,482	$193,931,101

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$10,676,212	$7,024,774
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	1,309,141	842,496
Net change in unrealized (gain) loss from investments	(1,186,141)	2,999,575
Net change in unrealized (gain) loss from hedging activities	(257,041)	(280,438)

Receipt of equity securities as payment for waiver	(283,366)	—
Amortization of deferred costs related to borrowing facility	122,950	122,950
Net increase in other assets	(77,439)	(605,837)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(349,892)	130,993
Origination of loans	(31,830,000)	(26,137,087)
Principal payments on loans	45,316,057	33,226,734
Acquisition of equity securities	(2,673,354)	(1,562,609)
Net cash provided by operating activities	20,767,127	15,761,551
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(16,800,000)	(7,200,000)

Repayment of debt facility	(8,400,000)	—

Net cash used in financing activities	(25,200,000)	(7,200,000)
Net increase (decrease) in cash and cash equivalents	(4,432,873)	8,561,551
CASH AND CASH EQUIVALENTS:
Beginning of period	35,377,189	16,244,714
End of period	$30,944,316	$24,806,265
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$1,045,056	$1,064,686
Settlement under interest rate swap agreement	$300,149	$264,025
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$3,346,587	$1,822,544
Receipt of equity securities as repayment of loans	$389,867	$259,935

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2014 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014 and December 31, 2013, the financial statements include nonmarketable investments of $279.8 million and $293.8 million, respectively (or approximately 89% and 88% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of March 31, 2014, loans with a cost basis of $17.1 million and a fair value of $7.3 million, have been classified as non-accrual. As of December 31, 2013, loans with a cost basis of $21.0 million and a fair value of $9.9 million, have been classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three months ended March 31, 2014, the Fund assumed the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of March 31, 2014 and December 31, 2013, the fair values of Other assets and liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of March 31, 2014 and December 31, 2013, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $125.8 million and $134.2 million, respectively.

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

Deferred Bank Fees

Through March 31, 2014, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which currently is through September 2014. The amortization of these costs is recorded as interest expense in the Condensed Statement of Operations (see Note 6).

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $43.0 million and $32.0 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2010 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2014, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2014 and March 31, 2013, the weighted-average interest rate on the performing loans was 19.02% and 19.15%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three months ended March 31, 2014 and March 31, 2013 the weighted-average interest rate on the cash portion of the interest income was 14.37% and 14.67%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

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

All loans as of March 31, 2014 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 3/31/14	Value 3/31/14	Maturity Date
Carrier Networking
Vello Systems, Inc.		$ 1,874,907	$ 1,874,907	6/1/2016
VocalNet, LLC		273,671	378,671	10/1/2016
Subtotal:	1.2%	$ 2,148,578	$ 2,253,578

Computers & Storage
Clustrix Inc.		$ 1,135,963	$ 1,135,963	12/1/2016
Connected Data, Inc.		1,320,865	1,320,865	11/1/2016
D-Wave Systems, Inc.		1,940,941	1,940,941	2/1/2017

Looxcie, Inc.		671,562	671,562	12/1/2015
Veloxum, Inc.		250,093	416,093	*
Vidyo, Inc.		8,652,127	8,652,127	5/1/2016
Subtotal:	7.6%	$ 13,971,551	$ 14,137,551

Enterprise Networking
Apprion, Inc.		$ 776,299	$ 776,299	4/1/2016
BurstPoint Networks, Inc.		577,444	577,444	5/1/2016
Splashtop, Inc.		1,617,816	1,617,816	5/1/2016
Subtotal:	1.6%	$ 2,971,559	$ 2,971,559

Internet
BeachMint, Inc.		$ 6,125,097	$ 6,125,097	5/1/2016
Bee Cave Games, Inc.		138,106	138,106	2/1/2017
Better Doctor, Inc.		433,078	433,078	6/1/2016
Bot Home Automation, Inc.		225,658	225,658	10/1/2016
Byliner, Inc.		843,547	843,547	5/1/2016
Change.org, Inc.		2,388,404	2,388,404	11/1/2016
CloudTalk, Inc.		5,000	124,008	*
CustomMade, Inc.		1,890,333	1,890,333	5/1/2017
DailyFeats, Inc.		323,266	323,266	1/1/2016
Desti, Inc.		270,601	385,601	5/1/2016
Direct Media Technologies, Inc.		963,724	963,724	12/1/2014
EDO Interactive, Inc.		925,238	925,238	11/1/2014
EyeView, Inc.		838,862	838,862	3/1/2015
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.		1,894,417	1,894,417	9/1/2016
Fast Labs, Inc.		451,067	451,067	3/1/2017
FlipTop, Inc.		454,339	454,339	6/1/2015
Giga Omni Media, Inc.		3,819,747	3,819,747	2/1/2016
Good Eggs, Inc.		428,292	428,292	6/1/2016
Grovo Learning, Inc.		946,912	946,912	3/1/2017
HEXAGRAM 49, Inc.		700,397	700,397	1/1/2016
isocket, Inc.		383,337	383,337	1/1/2015
Jarvis Labs, Inc.		236,236	236,236	10/1/2016
Jun Group, LLC		1,262,306	1,262,306	2/1/2017
Kanjoya, Inc.		38,067	38,067	4/1/2014
KargoCard, Co.		882,432	882,432	1/1/2016
Kitsy Lane, Inc.		285,921	285,921	12/1/2016
Kiwi Crate, Inc.		1,408,012	1,408,012	10/1/2016
Komli Media, Inc.		5,236,063	5,236,063	11/1/2015
Kulbyt, Inc.		227,079	227,079	8/1/2015
Lenddo International		1,712,700	1,712,700	12/1/2015
Lightside Games, Inc.		207,230	280,230	*
LocalResponse, Inc.		547,597	547,597	3/1/2016
MassDrop, Inc.		232,192	232,192	9/1/2017
MediaSpike, Inc.		85,808	85,808	8/1/2016

MeetMe, Inc.		2,048,666	2,048,666	4/1/2016
Modasuite, Inc.		1,824,232	1,824,232	7/1/2016
ModeWalk, Inc.		144,696	192,696	1/1/2015
Mojo Motors, Inc.		16,879	16,879	6/1/2014
Monetate, Inc.		2,853,255	2,853,255	5/1/2015
Navigating Cancer, Inc.		1,476,812	1,476,812	7/1/2016
Osix Corp.		459,920	459,920	10/1/2016
PerformLine, Inc.		184,895	184,895	5/1/2015
Piryx, Inc.		1,477,703	1,477,703	6/1/2017
Pixalate, Inc.		470,217	470,217	3/1/2017
Playstudios, Inc.		2,837,401	2,837,401	9/1/2017
Pleygo, Inc.		213,988	213,988	12/1/2016
Quantcast Corp.		11,202,488	11,202,488	4/1/2017
Quri, Inc.		432,749	432,749	9/1/2017
Radius Intelligence, Inc.		1,501,058	1,501,058	3/1/2016
Relay Network, LLC		1,014,448	1,014,448	7/1/2015
Retail Innovation Group		2,246,296	2,246,296	7/1/2016
Rivet Games, Inc.		211,513	278,513	*
Santa.com, Inc.		85,000	802,227	*
The SavvySource For Parents, Inc.		695,487	695,487	12/1/2016
Schooltube, Inc.		68,222	108,222	*
Session M, Inc.		1,896,757	1,896,757	2/1/2017
Smart Lunches, Inc.		214,699	214,699	6/1/2016
Sociable Labs, Inc.		443,018	443,018	7/1/2016
SocialChorus, Inc.		330,607	330,607	9/1/2014
Spotlight Ticket Management, Inc.		302,078	302,078	9/1/2015
StitchFix, Inc.		866,614	866,614	8/1/2016
TangoCard, Inc.		202,619	202,619	3/1/2015
True & Co., Inc.		1,009,951	1,009,951	6/1/2016
UserVoice, Inc.		597,443	597,443	11/1/2015
Waluzi, Inc.		108,159	108,159	8/1/2016
Weddington Way, Inc.		1,136,017	1,136,017	11/1/2016
WHI, Inc.		1,126,470	1,126,470	2/1/2017
YouDocs Beauty, Inc.		1,130,187	1,130,187	6/1/2016
Zazma, Inc.		1,823,616	1,823,616	5/1/2017
Subtotal:	43.2%	$ 79,919,121	$ 81,288,356

Medical Devices
Avedro, Inc.		$ 2,937,461	$ 2,937,461	10/1/2015
AxioMed, Inc.		2,535,144	2,535,144	11/1/2016
Cayenne Medical, Inc.		4,700,903	4,700,903	12/1/2017
Cervilenz, Inc.		2,910,000	2,910,000	4/1/2016
ConforMIS, Inc.		388,512	388,512	5/1/2014
HourGlass Technologies, Inc.		219,948	845,948	*
MimOSA, Inc.		194,825	194,825	2/1/2015
NasoForm, Inc.		155,860	155,860	2/1/2015

Redox Biomedical		1,800,000	3,600,000	*
Sonoma Orthopedic Products, Inc.		2,617,884	2,617,884	9/1/2015
Xlumena, Inc.		54,914	54,914	5/1/2014
Zipline Medical, Inc.		1,538,714	1,538,714	5/1/2016
Subtotal:	10.8%	$ 20,054,165	$ 22,480,165

Other Healthcare
Caring.com, Inc.		$ 3,783,629	$ 3,783,629	6/1/2017
Cogito Health, Inc.		566,818	566,818	4/1/2017
Health Guru Media, Inc.		1,004,166	1,004,166	12/1/2014
Health Integrated		1,384,670	1,384,670	2/1/2017
Mulberry Health, Inc.		4,756,445	4,756,445	12/1/2017
Pathway Genomics Corp.		795,461	795,461	12/1/2014
Practice Fusion, Inc.		6,320,234	6,320,234	6/1/2016
Project Healthy Living		948,861	948,861	10/1/2016
Quantia Communications, Inc.		1,356,483	1,356,483	9/1/2014
Therapydia, Inc.		291,810	291,810	1/1/2017
ZocDoc, Inc.		4,272,264	4,272,264	6/1/2017
Subtotal:	13.8%	$ 25,480,841	$ 25,480,841

Other Technology
Automatic Labs, Inc.		$ 940,958	$ 940,958	12/1/2016
Daylight Solutions, Inc.		1,878,283	1,878,283	7/1/2015
Ecologic Brands, Inc.		801,343	801,343	6/1/2017
General Assembly, Inc.		2,348,514	2,348,514	12/1/2016
LanzaTech New Zealand Ltd.		12,002,620	12,002,620	7/1/2016
Neuehouse LLC		1,660,354	1,660,354	3/1/2017
nScaled, Inc.		628,709	628,709	1/1/2016
nWay, Inc.		681,887	681,887	3/1/2017
Pinnacle Engines, Inc.		1,304,242	1,304,242	3/1/2015
Prana Holdings, Inc.		6,479,851	6,479,851	7/1/2016
Pure Energies Group, Inc.		2,247,549	2,247,549	8/1/2016
Solaria Corp.		413,622	1,033,622	*
Thoughtful Media Group, Inc.		547,375	1,047,375	*
Tribogenics, Inc.		1,653,024	1,653,024	9/1/2016
Wallaby Financial, Inc.		131,967	131,967	8/1/2016
YPX Cayman Holdings Co.		1,569,963	1,569,963	4/1/2016
ZeaChem, Inc.		1,164,113	4,866,113	*
Subtotal:	19.7%	$ 36,454,374	$ 41,276,374

Security
Agari Data, Inc.		$ 1,185,340	$ 1,185,340	9/1/2017
Kinamik, Inc.		318,167	628,167	*
Pandesa Corp.		143,629	143,629	2/1/2015
Uplogix, Inc.		1,942,237	1,942,237	3/1/2017
Voltage Security, Inc.		2,327,645	2,327,645	9/1/2017
Subtotal:	3.2%	$ 5,917,018	$ 6,227,018

Software
AcousticEye, Ltd.		$ 255,686	$ 255,686	12/1/2015
Appconomy, Inc.		670,362	2,683,362	*
Apportable, Inc.		933,497	933,497	3/1/2017
Artificial Solutions ASH AB		608,826	608,826	2/1/2015
Brightpearl, Inc.		647,961	647,961	6/1/2016
Ceros, Inc.		609,677	609,677	4/1/2016
ClearPath, Inc.		534,737	534,737	5/1/2016
Clypd, Inc.		716,290	716,290	11/1/2016
Corduro, Inc.		58,382	148,382	*
D Software, Inc.		306,127	306,127	6/1/2016
Dataium, LLC		429,468	429,468	3/1/2016
DropThought, Inc.		466,961	466,961	12/1/2016
eCommera, Ltd.		4,942,330	4,942,330	3/1/2017
Encoding.com, Inc.		701,887	701,887	11/1/2016
gloStream, Inc.		1,260,170	1,260,170	6/1/2016
Image Vision Labs, Inc.		18,196	18,196	6/1/2014
Innerworkings		0	437,222	*
Intalio, Inc.		499,250	499,250	6/1/2015
Lex Machina, Inc.		18,946	18,946	4/1/2014
Lulo Ventures, Inc.		1,360,361	1,360,361	9/1/2016
MediaPlatform, Inc.		814,031	814,031	9/1/2016
Nectar, Inc.		536,960	536,960	3/1/2017
Neebula Systems LTD		542,515	542,515	2/1/2017
NewVoiceMedia, Ltd.		1,048,708	1,048,708	2/1/2015
OrderGroove, Inc.		1,139,804	1,139,804	12/1/2016
Palantir Technologies, Inc.		10,162,709	10,162,709	4/1/2016
Pursway, Inc.		1,716,864	1,716,864	3/1/2016
Quantisense, Inc.		762,758	762,758	6/1/2015
Riskonnect, Inc.		484,213	484,213	8/1/2015
SCVNGR, Inc.		2,368,915	2,368,915	10/1/2016
SnapLogic, Inc.		2,213,457	2,213,457	7/1/2016
SoundHound, Inc.		4,072,193	4,072,193	5/1/2017
STG-Impact Holdings Corp.		8,050,160	8,050,160	3/1/2016
StreetLight Data		350,276	350,276	3/1/2017
Superfish, Inc.		831,654	831,654	10/1/2015
The Cloudscaling Group, Inc.		1,488,164	1,488,164	9/1/2015
Top Hat Monocle Corp.		894,004	894,004	7/1/2016
Vuemix, Inc.		136,550	136,550	8/1/2015
Workspot, Inc.		217,782	217,782	9/1/2016
Xceedium, Inc.		445,200	445,200	4/1/2015
XOS Technologies, Inc.		870,373	980,373	*
ZeroTurnaround USA, Inc.		688,717	688,717	6/1/2018
Subtotal:	29.7%	$ 54,875,121	$ 57,525,343

Technology Services
955 Dreams, Inc.		$ 681,019	$ 681,019	6/1/2017
Akademos, Inc.		843,048	843,048	6/1/2017
BidPal, Inc.		866,210	866,210	12/1/2015
Blazent, Inc.		846,006	846,006	5/1/2016
Boost Media, Inc.		856,931	856,931	11/1/2016
BountyJobs, Inc.		1,180,903	1,180,903	7/1/2015
Callisto Media, Inc.		794,405	794,405	9/1/2016
DigitalPath, Inc.		1,434,876	1,434,876	1/1/2016
FSA Store, Inc.		715,782	715,782	9/1/2017
Grassroots Unwired, Inc.		101,693	101,693	8/1/2016
Maxi Mobility, Inc.		212,528	212,528	7/1/2016
Perfect Market, Inc.		2,245,002	2,245,002	1/1/2016
Rated People, Ltd.		2,951,323	2,951,323	12/1/2016
The New Orleans Exchange, Inc.		4,425,924	4,425,924	1/1/2016
TiqIQ, Inc.		233,764	233,764	7/1/2017
Subtotal:	9.9%	$ 18,389,414	$ 18,389,414

Wireless
AppStack, Inc.		$ 335,556	$ 335,556	12/1/2015
Azumio, Inc.		847,814	847,814	8/1/2015
Cellfire, Inc.		326,131	326,131	12/1/2014
Clementine, Inc.		227,712	227,712	3/1/2017
Corona Labs, Inc.		430,031	553,031	2/1/2016
Flint Mobile, Inc.		912,163	912,163	1/1/2016
GPShopper, LLC		805,422	805,422	7/1/2017
July Systems, Inc.		521,225	521,225	10/1/2014
Meru Networks, Inc.		5,609,425	5,609,425	8/1/2015
Physical Graph Corporation		1,910,760	1,910,760	4/1/2017
Quixey, Inc.		2,987,808	2,987,808	6/1/2016
Receivd, Inc.		469,530	469,530	1/1/2017
SpiderCloud Wireless Inc.		3,756,587	3,756,587	1/1/2017
StarMaker Interactive, Inc.		182,613	182,613	2/1/2015
Zipit Wireless, Inc.		297,442	297,442	10/1/2014
Subtotal:	10.6%	$ 19,620,219	$ 19,743,219

Total (Cost of $289,973,418):	151.3%	$ 279,801,961	$ 291,773,418

*As of March 31, 2014, loans with a cost basis of $17.1 million and a fair value of $7.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

All loans as of December 31, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/13	12/31/13	Maturity Date
Biotechnology
Stem CentRx, Inc.		$ 18,433	$ 18,433	1/1/2014
Subtotal:	0.0%	$ 18,433	$ 18,433

Carrier Networking
Vello Systems, Inc.		$ 2,023,248	$ 2,023,248	6/1/2016
VocalNet, LLC		271,056	376,056	10/1/2016
Subtotal:	1.2%	$ 2,294,304	$ 2,399,304

Computers & Storage
Connected Data, Inc.		$ 1,399,414	$ 1,399,414	11/1/2016
D-Wave Systems, Inc.		44,621	44,621	1/1/2014
Looxcie, Inc.		743,209	743,209	12/1/2015
Veloxum, Inc.		104,093	416,093	*
Vidyo, Inc.		9,455,897	9,455,897	5/1/2016
Subtotal:	6.0%	$ 11,747,234	$ 12,059,234

Enterprise Networking
Apprion, Inc.		$ 848,878	$ 848,878	4/1/2016
BurstPoint Networks, Inc.		594,951	594,951	5/1/2016
Splashtop, Inc.		1,657,534	1,657,534	5/1/2016
Subtotal:	1.6%	$ 3,101,363	$ 3,101,363

Internet
Beach Mint, Inc.		$ 6,615,252	$ 6,615,252	5/1/2016
Better Doctor, Inc.		472,914	472,914	6/1/2016
Blekko, Inc.		1,904,118	1,904,118	12/1/2016
Byliner, Inc.		925,175	925,175	5/1/2016
Carwoo!, Inc.		89,437	919,437	*
Central Desktop, Inc.		3,035,119	3,035,119	4/1/2016
Change.org, Inc.		2,375,933	2,375,933	11/1/2016
CloudTalk, Inc.		5,000	124,008	*
CustomMade, Inc.		1,880,757	1,880,757	5/1/2017
DailyFeats, Inc.		334,194	334,194	1/1/2016
Desti, Inc.		395,283	395,283	5/1/2016
Dezine, Inc.		0	142,590	*
Direct Media Technologies, Inc.		1,257,922	1,257,922	12/1/2014
EDO Interactive, Inc.		1,205,349	1,205,349	11/1/2014
EyeView, Inc.		1,029,314	1,029,314	3/1/2015
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.		1,880,835	1,880,835	9/1/2016
Fast Labs, Inc.		229,448	229,448	1/1/2017
FlipTop, Inc.		549,660	549,660	6/1/2015
Giga Omni Media, Inc.		4,229,897	4,229,897	2/1/2016

Good Eggs, Inc.	452,593	452,593	5/1/2016
Grovo Learning, Inc.	701,522	701,522	3/1/2017
HEXAGRAM 49, Inc.	787,098	787,098	1/1/2016
Identified, Inc.	2,459,801	2,459,801	6/1/2016
isocket, Inc.	475,585	475,585	1/1/2015
Jarvis Labs, Inc.	234,471	234,471	10/1/2016
Jun Group, LLC	616,118	616,118	11/1/2014
Kanjoya, Inc.	149,260	149,260	4/1/2014
KargoCard, Co.	1,006,303	1,006,303	1/1/2016
Kitsy Lane, Inc.	304,957	304,957	12/1/2016
Kiwi Crate, Inc.	1,419,972	1,419,972	10/1/2016
Komli Media, Inc.	5,936,578	5,936,578	11/1/2015
Kulbyt, Inc.	263,601	263,601	8/1/2015
Lenddo International	1,917,916	1,917,916	12/1/2015
Lightside Games, Inc.	222,230	295,230	*
LocalResponse, Inc.	611,036	611,036	3/1/2016
LOLapps, Inc.	18,961	18,961	1/1/2014
MeetMe, Inc.	2,350,769	2,350,769	4/1/2016
Modasuite, Inc.	1,910,112	1,910,112	7/1/2016
ModeWalk, Inc.	191,118	239,118	1/1/2015
Mojo Motors, Inc.	45,392	45,392	6/1/2014
Monetate, Inc.	3,419,341	3,419,341	5/1/2015
Navigating Cancer, Inc.	1,625,647	1,625,647	7/1/2016
nPario, Inc.	99,940	397,940	*
Osix Corporation	498,178	498,178	10/1/2016
PerformLine, Inc.	217,734	217,734	5/1/2015
Piryx, Inc.	1,460,721	1,460,721	9/1/2016
Pixalate, Inc.	217,736	217,736	11/1/2016
Playstudios, Inc.	2,598,317	2,598,317	6/1/2017
Pleygo, Inc.	209,632	209,632	12/1/2016
Quantcast Corp.	12,639,322	12,639,322	4/1/2017
Radius Intelligence, Inc.	1,697,202	1,697,202	3/1/2016
Relay Network, LLC	1,194,015	1,194,015	7/1/2015
Retail Innovation Group	2,372,213	2,372,213	7/1/2016
Rivet Games, Inc.	226,278	293,278	*
Santa.com, Inc.	252,227	802,227	*
The SavvySource For Parents, Inc.	561,822	561,822	7/1/2015
Schooltube, Inc.	63,741	103,741	5/1/2016
Session M, Inc.	1,885,531	1,885,531	2/1/2017
Smart Lunches, Inc.	232,785	232,785	6/1/2016
Sociable Labs, Inc.	459,559	459,559	7/1/2016
SocialChorus, Inc.	485,720	485,720	9/1/2014
Spotlight Ticket Management, Inc.	340,677	340,677	9/1/2015
StitchFix, Inc.	940,043	940,043	8/1/2016
StumbleUpon, Inc.	1,073,615	1,073,615	12/1/2015
TalentBin, Inc.	228,709	228,709	7/1/2017

TangoCard, Inc.		250,039	250,039	3/1/2015
True & Co., Inc.		1,114,636	1,114,636	6/1/2016
UserVoice, Inc.		684,364	684,364	11/1/2015
Waluzi, Inc.		109,637	109,637	8/1/2016
We Heart It, Inc.		1,113,290	1,113,290	2/1/2017
Weddington Way, Inc.		1,209,857	1,209,857	11/1/2016
YouDocs Beauty, Inc.		1,192,798	1,192,798	6/1/2016
Zazma, Inc.		1,820,045	1,820,045	5/1/2017
Subtotal:	48.2%	$ 93,440,267	$ 95,797,866

Medical Devices
Avedro, Inc.		$ 3,605,194	$ 3,605,194	10/1/2015
AxioMed, Inc.		2,683,106	2,683,106	11/1/2016
Cellscape Corp.		802,598	802,598	1/1/2016
Cervilenz, Inc.		3,243,102	3,243,102	4/1/2016
ConforMIS, Inc.		950,224	950,224	5/1/2014
HourGlass Technologies, Inc.		215,448	841,448	*
MimOSA, Inc.		243,152	243,152	2/1/2015
NasoForm, Inc.		194,522	194,522	2/1/2015
Redox Biomedical		1,800,000	3,600,000	*
Sonoma Orthopedic Products, Inc.		3,022,303	3,022,303	9/1/2015
Xlumena, Inc.		153,758	153,758	5/1/2014
Zipline Medical, Inc.		1,633,730	1,633,730	5/1/2016
Subtotal:	9.5%	$ 18,547,137	$ 20,973,137

Other Healthcare
Caring.com, Inc.		$ 3,758,873	$ 3,758,873	6/1/2017
Cogito Health, Inc.		560,265	560,265	4/1/2017
Ekso Bionics, Inc.		2,029,493	2,254,493	*
Health Guru Media, Inc.		1,360,010	1,360,010	12/1/2014
Health Integrated		1,360,207	1,360,207	2/1/2017
Mulberry Health, Inc.		4,738,816	4,738,816	12/1/2017
Pathway Genomics Corp.		1,033,714	1,033,714	12/1/2014
Practice Fusion, Inc.		6,902,052	6,902,052	6/1/2016
Project Healthy Living		943,454	943,454	10/1/2016
Quantia Communications, Inc.		1,959,386	1,959,386	9/1/2014
Therapydia, Inc.		220,776	220,776	1/1/2017
Wellfount Corp.		1,409,607	1,409,607	9/1/2015
Subtotal:	13.5%	$ 26,276,653	$ 26,501,653

Other Technology
Automatic Labs, Inc.		$ 937,315	$ 937,315	12/1/2016
Daylight Solutions, Inc.		2,235,618	2,235,618	7/1/2015
Ecologic Brands, Inc.		850,527	850,527	6/1/2017
General Assembly, Inc.		2,325,684	2,325,684	12/1/2016
LanzaTech New Zealand Ltd.		13,215,013	13,215,013	7/1/2016
nScaled, Inc.		702,029	702,029	1/1/2016

Pinnacle Engines, Inc.		1,572,801	1,572,801	3/1/2015
Prana Holdings, Inc.		7,019,273	7,019,273	7/1/2016
Pure Energies Group, Inc.		1,419,062	1,419,062	6/1/2016
Solaria Corp.		580,037	1,060,037	*
Thoughtful Media Group, Inc.		547,375	1,047,375	*
Tribogenics, Inc.		1,743,238	1,743,238	9/1/2016
Wallaby Financial, Inc.		134,111	134,111	8/1/2016
YPX Cayman Holdings Co.		1,741,790	1,741,790	4/1/2016
ZeaChem, Inc.		1,223,125	4,925,125	*
Subtotal:	18.6%	$ 36,246,998	$ 40,928,998

Security
Agari Data, Inc.		$ 453,674	$ 453,674	5/1/2017
Kinamik, Inc.		312,631	622,631	*
Pandesa Corp.		191,958	191,958	2/1/2015
Uplogix, Inc.		1,618,761	1,618,761	7/1/2015
Subtotal:	1.3%	$ 2,577,024	$ 2,887,024

Software
AcousticEye, Ltd.		$ 287,569	$ 287,569	12/1/2015
Appconomy, Inc.		670,362	2,683,362	*
Apportable, Inc.		209,718	209,718	12/1/2016
Artificial Solutions ASH AB		748,467	748,467	2/1/2015
Brightpearl, Inc.		706,581	706,581	6/1/2016
Ceros, Inc.		668,612	668,612	4/1/2016
ClearPath, Inc.		706,431	706,431	5/1/2016
Clypd, Inc.		712,353	712,353	11/1/2016
Corduro, Inc.		65,238	155,238	*
D Software, Inc.		340,204	340,204	6/1/2016
Dataium, LLC		474,082	474,082	3/1/2016
eCommera LTD.		5,151,682	5,151,682	3/1/2017
Encoding.com, Inc.		714,472	714,472	11/1/2016
gloStream, Inc.		1,256,866	1,256,866	6/1/2016
Image Vision Labs, Inc.		67,450	67,450	6/1/2014
Innerworkings Holdings, Ltd.		44,867	448,867	*
Innotas, Inc.		111,293	111,293	3/1/2014
Intalio, Inc.		582,873	582,873	6/1/2015
Lex Machina, Inc.		73,779	73,779	4/1/2014
Lulo Ventures, Inc.		1,401,588	1,401,588	11/1/2016
MediaPlatform, Inc.		641,446	641,446	3/1/2016
NewVoiceMedia, Ltd.		1,381,901	1,381,901	2/1/2015
OrderGroove, Inc.		1,184,088	1,184,088	12/1/2016
Palantir Technologies, Inc.		12,294,649	12,294,649	4/1/2016
PivotLink, Inc.		2,926,468	2,926,468	11/1/2015
Pursway, Inc.		1,760,989	1,760,989	3/1/2016
Quantisense, Inc.		893,773	893,773	6/1/2015

Riskonnect, Inc.		575,426	575,426	8/1/2015
SCVNGR, Inc.		2,352,638	2,352,638	10/1/2016
SnapLogic, Inc.		2,330,274	2,330,274	7/1/2016
SoundHound, Inc.		4,180,337	4,180,337	5/1/2017
STG-Impact Holdings Corp.		8,786,785	8,786,785	3/1/2016
StreetLight Data		228,182	228,182	12/1/2016
Superfish, Inc.		970,653	970,653	10/1/2015
Target Data, Inc.		624,919	624,919	9/1/2015
The Cloudscaling Group, Inc.		1,708,603	1,708,603	9/1/2015
Top Hat Monocle Corp.		944,150	944,150	7/1/2016
Vuemix, Inc.		164,852	164,852	8/1/2015
Workspot, Inc.		213,048	213,048	9/1/2016
Xceedium, Inc.		535,145	535,145	4/1/2015
XOS Technologies, Inc.		990,373	1,100,373	*
Subtotal:	31.3%	$ 60,683,186	$ 63,300,186

Technology Services
Akademos, Inc.		$ 827,130	$ 827,130	6/1/2017
BidPal, Inc.		969,754	969,754	12/1/2015
Blazent, Inc.		927,116	927,116	5/1/2016
Boost Media, Inc.		893,456	893,456	11/1/2016
BountyJobs, Inc.		1,408,096	1,408,096	7/1/2015
Callisto Media, Inc.		831,240	831,240	9/1/2016
DigitalPath, Inc.		1,709,497	1,709,497	1/1/2016
FSA Store, Inc.		709,863	709,863	9/1/2017
Grassroots Unwired, Inc.		106,696	106,696	8/1/2016
Maxi Mobility, Inc.		222,904	222,904	7/1/2016
Perfect Market, Inc.		2,480,014	2,480,014	1/1/2016
Rated People, Ltd.		3,225,704	3,225,704	12/1/2016
The New Orleans Exchange, Inc.		4,926,946	4,926,946	1/1/2016
Subtotal:	9.9%	$ 19,238,416	$ 19,238,416

Wireless
AppStack, Inc.		$ 370,818	$ 370,818	12/1/2015
Azumio, Inc.		980,427	980,427	8/1/2015
Cellfire, Inc.		421,120	421,120	12/1/2014
Corona Labs, Inc.		490,545	613,545	2/1/2016
Flint Mobile, Inc.		1,016,916	1,016,916	1/1/2016
GPShopper, LLC		862,562	862,562	7/1/2017
July Systems, Inc.		716,551	716,551	10/1/2014
Meru Networks, Inc.		6,479,069	6,479,069	8/1/2015
Physical Graph Corporation		1,901,737	1,901,737	4/1/2017
Quixey, Inc.		3,256,074	3,256,074	6/1/2016
Receivd, Inc.		223,346	223,346	11/1/2016
SpiderCloud Wireless Inc.		2,291,176	2,291,176	12/1/2016

StarMaker Interactive, Inc.		226,525	226,525	2/1/2015
Zipit Wireless, Inc.		393,004	393,004	10/1/2014
Subtotal:	10.1%	$ 19,629,870	$ 19,752,870

Total (Cost of $305,158,484):	151.2%	$ 293,800,885	$ 306,958,484

*As of December 31, 2013, loans with a cost basis of $21.0 million and a fair value of $9.9 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of March 31, 2014 and December 31, 2013, the Fund had unexpired unfunded commitments to borrowers of $76.3 million and $57.4 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2014.

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

The following table provides quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2014. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type
Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments Industry	3/31/2014	Methodologies	Unobservable Input	Range
Carrier Networking	$2,148,578	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	24%

Computer & Storage	$13,971,551	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	19%
		Liquidation	Investment Collateral	$250,093

Enterprise Networking	$2,971,559	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$79,919,121	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$5,000 - $453,896

Medical Devices	$20,054,165	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$219,948-$1,800,000

Other Healthcare	$25,480,841	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Other Technology	$36,454,374	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$413,622-$1,164,113

Security	$5,917,018	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%
		Liquidation	Investment Collateral	$318,167

Software	$54,875,121	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$0-$870,373

Technology Services	$18,389,414	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$19,620,219	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

	$279,801,961

The following table presents the balances of assets and liabilities as of March 31, 2014 and December 31, 2013 measured at fair value on a recurring basis:

As of March 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*		$—	$279,801,961	$279,801,961
Cash equivalents	30,944,316	—	—	30,944,316
Total	$30,944,316	$—	$279,801,961	$310,746,277

LIABILITIES:
Interest rate swap agreements	$—	$596,058	$—	$596,058
Total	$—	$596,058	$—	$596,058

As of December 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$293,800,885	$293,800,885
Cash equivalents	35,377,189	—	—	35,377,189
Total	$35,377,189	$—	$293,800,885	$329,178,074

LIABILITIES:
Interest rate swap agreement	$—	$853,099	$—	$853,099
Total	$—	$853,099	$—	$853,099

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2014
	Loans	Warrants	Convertible Note
Beginning balance	$293,800,885	$—	$—
Acquisitions and originations	31,830,000	3,309,433	37,154
Principal reductions	(45,705,924)	—	—
Distribution to shareholder	—	(3,309,433)	(37,154)
Net change in unrealized gain from investments	1,186,141	—	—
Net realized loss from investments	(1,309,141)	—	—
Ending balance	$279,801,961	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2014	$(309,449)

	For the Three Months Ended March 31, 2013

	Loans	Warrants	Stock
Beginning balance	$313,848,702	$—	$—
Acquisitions and originations	26,137,087	1,822,544	—
Principal reductions	(33,486,669)	—	—
Distribution to shareholder	—	(1,822,544)	—
Net change in unrealized loss from investments	(2,999,575)	—	—
Net realized loss from investments	(842,496)	—	—
Ending balance	$302,657,049	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2013	$(3,833,138)

4.	EARNINGS PER SHARE

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

As of March 31, 2014 and December 31, 2013, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2014, was $294.0 million.  Total contributed capital to the Company through March 31, 2014 and December 31, 2013 was $279.3 million, of which $241.5 million and $241.5 million, respectively, was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Cash distributions	$16,800,000	$7,200,000
Distributions of equity securities	3,346,587	1,822,544

Total distributions to shareholder	$20,146,587	$9,022,544

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

The facility will terminate on September 23, 2014, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of March 31, 2014, $125.8 million is outstanding under the facility.

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

Bank fees of $750,000 were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility. As of March 31, 2014, the remaining unamortized fees and costs of $245,900 were amortized over the expected life of the facility (September 2014).

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) debt to net worth ratio, (ii) minimum debt service coverage ratio, (iii) interest coverage ratio, (iv) asset coverage, (v) asset coverage under investment company act, (vi) maximum loan loss reserves, and (vii) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2014, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of March 31, 2014:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
January 17, 2014	$125,800,000	4/17/2014*	2.99%
TOTAL OUTSTANDING	$125,800,000
* Loan was subsequently reduced by $4.3 million and rolled for a 90-day LIBOR loan, maturing on July 17, 2014.

7. INTEREST RATE SWAP AGREEMENTS

On February 18, 2011, the Fund entered into an interest rate swap transaction with Union Bank, N.A. to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2014, the notional principal amount was $102 million. The Fund pays a fixed rate of 1.277 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

On June 26, 2012, the Fund entered into an interest rate swap transaction with Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2014, the notional principal amount was $36.38 million. The Fund pays a fixed rate of 0.501 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

As of March 31, 2014, the total fair value of the interest rate swaps was $(0.6) million and is recorded in accounts payable and other accrued liabilities in the Condensed Statements of Assets and Liabilities. Change in unrealized gain from hedging activities of $0.3 million, and net realized loss from hedging activities of $0.3 million, for the three months ended March 31, 2014, were included in net realized and change in unrealized loss from hedging activities in the Condensed Statements of Operations.

As of March 31, 2014 and December 31, 2013, the fair value of the Fund's derivative financial instruments were as follows:

	Liability Derivatives
	March 31, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Accounts payable and other accrued liabilities	$596,058	Accounts payable and other accrued liabilities	$853,099

For the three months ended March 31, 2014 and 2013, the derivative financial instruments had the following effect on the Fund's Condensed Statements of Operations:

		For the three months ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	March 31, 2014	March 31, 2013
Interest rate swap agreements	Net realized and unrealized loss from hedging activities	$(43,108)	$16,413

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2014.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Total return **	5.93%	3.70%

Per share amounts:
Net asset value, beginning of period	$1,943.66	$1,959.29
Net investment income	108.42	108.50
Net change in unrealized and realized gain
(loss) from investments and hedging activities	(1.66)	(38.25)
Net increase in net assets from
operations	106.76	70.25
Distributions of income to shareholder	(92.33)	(90.23)
Return of capital to shareholder	(109.14)	—

Net asset value, end of period	$1,848.95	$1,939.31

Net assets, end of period	$184,895,482	$193,931,101

Ratios to average net assets:

Expenses*	7.11%	7.24%
Net investment income*	23.90%	22.72%
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

Results of Operations - For the Three Months Ended March 31, 2014 and 2013

Total investment income for the three months ended March 31, 2014 and 2013 was $14.1 million and $14.3 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The slight decrease in investment income is due to the decrease in the average loans outstanding from $297.2 million for the three months ended March 31, 2013 to $280.8 million for the three months ended March 31, 2014, and the slight decrease in average interest rates from 19.15% for the three months ended March 31, 2013 to 19.02% for the three months ended March 31, 2014. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility of values ascribed to warrants, and new loans funded during the year and early payoffs.

Management fees for the three months ended March 31, 2014 and 2013 were $2.0 million and $2.1 million, respectively. Prior to June 29, 2012, management fees were calculated as 2.5 percent of the committed capital of the Company. Starting on June 29, 2012, management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because assets under management as of March 31, 2014 were lower than assets as of March 31, 2013.

Total interest expense was $1.1 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense decreased primarily due to the decreased average borrowings, which decreased from $134.0 million for the three months ended March 31, 2013 to $129.2 million for the three months ended March 31, 2014.

Total banking and professional fees were $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. These fees decreased in 2013 primarily because of decreased legal fees.

Total other operating expenses were less than $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Net investment income for the three months ended March 31, 2014 and 2013, was $10.8 million and $10.9 million, respectively.

Total net realized loss from investments was $1.3 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

Net change in unrealized gain (loss) from investments was $1.2 million and $(3.0) million for the three months ended March 31, 2014 and 2013, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net change in realized and unrealized gain (loss) from hedging activities was less than ($0.1 million) and less than $0.1 million for the three months ended March 31, 2014 and 2013, respectively. The realized and unrealized loss consists of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended March 31, 2014 and 2013 was $10.7 million and $7.0 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $106.76 and $70.25 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources – March 31, 2014 and December 31, 2013

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of March 31, 2014. Committed capital to the Company at March 31, 2014 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital as of March 31, 2014 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

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

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of March 31, 2014 and December 31, 2013, outstanding balance under the facility are $125.8 million and $134.2 million, respectively.

As of March 31, 2014 and December 31, 2013, 10% and 11%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2014. Amounts disbursed under the Fund's loan commitments totaled approximately $31.8 million during the three months ended March 31, 2014.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $14.0 million for the same period.  Unexpired, unfunded commitments totaled approximately $76.3 million as of March 31, 2014.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2014	$639.3 million	$359.5 million	$279.8 million	$76.3 million
December 31, 2013	$607.5 million	$313.7 million	$293.8 million	$57.4 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the three months ended March 31, 2014.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2013 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through March 31, 2014 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 13, 2014	Date:	May 13, 2014

EXHIBIT INDEX

Exhibit Number	Description
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