Form 10-Q
period 2014-06-30
Venture Lending & Leasing VI, Inc.
filed 2014-08-08
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 8, 2014
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2014 and December 31, 2013

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2014 and 2013

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2014 and 2013

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2014 and 2013

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Loans, at estimated fair value
(Cost of $283,109,656 and $305,158,484)	$270,933,126	$293,800,885
Cash and cash equivalents	18,093,807	35,377,189
Other assets	4,221,469	4,458,893

Total assets	293,248,402	333,636,967

LIABILITIES
Borrowings under debt facility	121,500,000	134,200,000
Accrued management fees	1,832,834	2,085,231
Accounts payable and other accrued liabilities	1,935,716	2,985,879

Total liabilities	125,268,550	139,271,110

NET ASSETS	$167,979,852	$194,365,857

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Return of capital distributions	(58,159,316)	(32,040,189)
Accumulated deficit	(15,385,832)	(15,118,954)
Net assets (equivalent to $1,679.80 and $1,943.66 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$167,979,852	$194,365,857

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

INVESTMENT INCOME:
Interest on loans	$12,312,501	$14,955,616	$26,090,167	$29,180,433
Other interest and other income	69,239	15,522	358,255	98,212
Total investment income	12,381,740	14,971,138	26,448,422	29,278,645

EXPENSES:
Management fees	1,832,803	2,173,816	3,802,550	4,256,927
Interest expense	1,084,899	1,234,192	2,185,440	2,404,012
Banking and professional fees	51,069	164,689	155,377	341,277
Other operating expenses	22,019	25,502	71,783	53,059
Total expenses	2,990,790	3,598,199	6,215,150	7,055,275
Net investment income	9,390,950	11,372,939	20,233,272	22,223,370

Net realized loss from investments	(680,657)	(931,926)	(1,989,798)	(1,774,422)
Net change in unrealized gain (loss) from investments	(2,005,073)	(1,591,000)	(818,932)	(4,590,575)
Net realized and change in unrealized gain (loss) from hedging activities	(5,324)	(29,675)	(48,433)	(13,261)
Net realized and change in unrealized gain (loss) from investments and hedging activities	(2,691,054)	(2,552,601)	(2,857,163)	(6,378,258)

Net increase in net assets resulting from operations	$6,699,896	$8,820,338	$17,376,109	$15,845,112
Net increase in net assets resulting from operations per share	$67.00	$88.20	$173.76	$158.45
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Net increase in net assets resulting from operations:
Net investment income	$20,233,272	$22,223,370
Net realized loss from investments	(1,989,798)	(1,774,422)
Net change in unrealized gain (loss) from investments	(818,932)	(4,590,575)
Net realized and change in unrealized gain (loss) from hedging activities	(48,433)	(13,261)

Net increase in net assets resulting from operations	17,376,109	15,845,112

Distributions of income to shareholder	(17,642,988)	(19,909,954)
Return of capital to shareholder	(26,119,126)	(3,681,809)
Capital contributions	—	8,000,000
Decrease in capital transactions	(43,762,114)	(15,591,763)

Total increase (decrease)	(26,386,005)	253,349

Net assets
Beginning of period	194,365,857	195,928,871

End of period	$167,979,852	$196,182,220

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$17,376,109	$15,845,112
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	1,989,798	1,774,422
Net change in unrealized (gain) loss from investments	818,932	4,590,575
Net change in unrealized (gain) loss from hedging activities	(552,053)	(525,733)

Receipt of equity securities as payment for waiver	(327,440)	—
Amortization of deferred costs related to borrowing facility	245,899	245,899
Net increase in other assets	(8,475)	(332,831)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(750,507)	1,238,069
Origination of loans	(62,065,000)	(92,786,159)
Principal payments on loans	81,030,422	79,196,145
Acquisition of equity securities	(4,541,067)	(5,720,373)
Net cash provided by operating activities	33,216,618	3,525,126
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(37,800,000)	(16,900,000)
Contribution from shareholder	—	8,000,000
Borrowings under debt facility	—	11,800,000
Repayment of debt facility	(12,700,000)	(400,000)

Net cash provided by (used in) financing activities	(50,500,000)	2,500,000
Net increase (decrease) in cash and cash equivalents	(17,283,382)	6,025,126
CASH AND CASH EQUIVALENTS:
Beginning of period	35,377,189	16,244,714
End of period	$18,093,807	$22,269,840
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$2,027,128	$2,103,853
Settlement under interest rate swap agreement	$600,487	$538,994
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$5,962,114	$6,691,763
Receipt of equity securities as repayment of loans	$1,093,608	$971,390

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2014 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of June 30, 2014 and December 31, 2013, the financial statements include nonmarketable investments of $270.9 million and $293.8 million, respectively (or approximately 92% and 88% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of June 30, 2014, loans with a cost basis of $16.7 million and a fair value of $7.7 million, have been classified as non-accrual. As of December 31, 2013, loans with a cost basis of $21.0 million and a fair value of $9.9 million, have been classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the six months ended June 30, 2014, the Fund assumed the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of June 30, 2014 and December 31, 2013, the fair values of Other assets and liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of June 30, 2014 and December 31, 2013, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $121.5 million and $134.2 million, respectively.

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

Deferred Bank Fees

Through June 30, 2014, the deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which currently is through September 2014. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations (see Note 6).

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $58.2 million and $32.0 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2011 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2014, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For the three months ended June 30, 2014 and June 30, 2013, the weighted-average interest rate on the performing loans was 18.23% and 18.89%, respectively. For the six months ended June 30, 2014 and June 30, 2013, the weighted-average interest rate on the performing loans was 18.60% and 18.92%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three months ended June 30, 2014 and June 30, 2013, the weighted-average interest rate on the performing loans was 14.14% and 14.59%, respectively. For the six months ended June 30, 2014 and June 30, 2013 the weighted-average interest rate on the cash portion of the interest income was 14.27% and 14.45%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of June 30, 2014 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 6/30/14	Value 6/30/14	Maturity Date
Carrier Networking
Vello Systems, Inc.		$ 1,458,279	$ 1,823,279	*
VocalNet, LLC		178,555	358,555	10/1/2016
Subtotal:	1.0%	$ 1,636,834	$ 2,181,834

Computers & Storage
Clustrix, Inc.		$ 2,352,178	$ 2,352,178	5/1/2017

Connected Data, Inc.		2,148,953	2,148,953	5/1/2017
D-Wave Systems, Inc.		1,835,430	1,835,430	2/1/2017
Gridstore, Inc.		1,390,814	1,390,814	6/1/2017
Looxcie, Inc.		595,904	595,904	12/1/2015
Veloxum, Inc.		416,093	416,093	*
Vidyo, Inc.		7,812,510	7,812,510	5/1/2016
Subtotal:	9.9%	$ 16,551,882	$ 16,551,882

Enterprise Networking
Apprion, Inc.		$ 699,859	$ 699,859	4/1/2016
BurstPoint Networks, Inc.		513,426	513,426	5/1/2016
Splashtop, Inc.		1,460,787	1,460,787	5/1/2016
Subtotal:	1.6%	$ 2,674,072	$ 2,674,072

Internet
BeachMint, Inc.		$ 4,215,440	$ 5,615,440	5/1/2016
Bee Cave Games, Inc.		140,429	140,429	2/1/2017
Better Doctor, Inc.		391,745	391,745	6/1/2016
Bot Home Automation, Inc.		214,754	214,754	10/1/2016
Byliner, Inc.		378,961	758,961	5/1/2016
Change.org, Inc.		2,331,548	2,331,548	11/1/2016
CloudTalk, Inc.		5,000	124,008	*
CustomMade, Inc.		1,900,861	1,900,861	5/1/2017
DailyFeats, Inc.		288,062	288,062	1/1/2016
Desti, Inc.		38,983	43,283	*
Digital Caddies, Inc.		803,637	803,637	6/1/2017
Direct Media Technologies, Inc.		656,399	656,399	12/1/2014
EDO Interactive, Inc.		631,439	631,439	11/1/2014
EyeView, Inc.		640,999	640,999	3/1/2015
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.		1,736,235	1,736,235	9/1/2016
Fast Labs, Inc.		436,220	436,220	3/1/2017
Fingi, Inc.		347,073	347,073	6/1/2018
FlipTop, Inc.		584,080	584,080	6/1/2017
Giga Omni Media, Inc.		3,394,807	3,394,807	2/1/2016
Giveforward, Inc.		459,318	459,318	7/1/2017
Good Eggs, Inc.		388,272	388,272	6/1/2016
Grovo Learning, Inc.		951,831	951,831	3/1/2017
HEXAGRAM 49, Inc.		610,589	610,589	1/1/2016
Inside Vault, Inc.		233,373	233,373	1/1/2017
isocket, Inc.		286,970	286,970	1/1/2015
Jun Group, LLC		1,133,397	1,133,397	2/1/2017
KargoCard, Co.		752,618	752,618	1/1/2016
Kitsy Lane, Inc.		266,802	266,802	12/1/2016
Kiwi Crate, Inc.		1,307,885	1,307,885	10/1/2016
Komli Media, Inc.		4,510,672	4,510,672	11/1/2015
Kulbyt, Inc.		189,232	189,232	8/1/2015

Lenddo International		1,499,122	1,499,122	12/1/2015
Lightside Games, Inc.		192,230	265,230	*
LocalResponse, Inc.		481,671	481,671	3/1/2016
MassDrop, Inc.		354,409	354,409	9/1/2017
MediaSpike, Inc.		214,827	214,827	12/1/2016
MeetMe, Inc.		1,792,719	1,792,719	4/1/2016
Moda Operandi, Inc.		181,091	181,091	12/1/2015
Modasuite, Inc.		1,652,370	1,652,370	7/1/2016
Monetate, Inc.		2,266,419	2,266,419	5/1/2015
Moveline Group, Inc.		938,361	938,361	6/1/2017
Navigating Cancer, Inc.		1,303,513	1,303,513	7/1/2016
Osix Corp.		409,524	409,524	10/1/2016
PerformLine, Inc.		149,250	149,250	5/1/2015
Piryx, Inc.		1,488,391	1,488,391	6/1/2017
Pixalate, Inc.		467,184	467,184	3/1/2017
Playstudios, Inc.		2,585,789	2,585,789	9/1/2017
Pleygo, Inc.		218,595	218,595	12/1/2016
Quantcast Corp.		10,002,516	10,002,516	4/1/2017
Quri, Inc.		1,162,183	1,162,183	12/1/2017
Radius Intelligence, Inc.		1,576,940	1,576,940	10/1/2017
Relay Network, LLC		828,336	828,336	7/1/2015
Retail Innovation Group		2,043,069	2,043,069	7/1/2016
Rivet Games, Inc.		148,082	215,082	*
The SavvySource For Parents, Inc.		616,506	616,506	12/1/2016
Schooltube, Inc.		68,222	108,222	*
Session M, Inc.		1,856,468	1,856,468	2/1/2017
Smart Lunches, Inc.		195,814	195,814	6/1/2016
Sociable Labs, Inc.		402,092	402,092	7/1/2016
SocialChorus, Inc.		168,797	168,797	9/1/2014
StitchFix, Inc.		753,853	753,853	8/1/2016
TangoCard, Inc.		153,044	153,044	3/1/2015
True & Co., Inc.		901,559	901,559	10/1/2017
UserVoice, Inc.		507,378	507,378	11/1/2015
Waluzi, Inc.		99,234	99,234	8/1/2016
Weddington Way, Inc.		1,044,996	1,044,996	11/1/2016
WHI, Inc.		1,140,258	1,140,258	2/1/2017
YouDocs Beauty, Inc.		741,628	1,141,628	5/1/2018
Zazma, Inc.		1,747,513	1,747,513	5/1/2017
Subtotal:	43.5%	$ 73,035,480	$ 75,708,788

Medical Devices
Avedro, Inc.		$ 2,244,436	$ 2,244,436	10/1/2015
AxioMed, Inc.		1,861,487	2,326,487	11/1/2016
Blockade Medical LLC		452,415	452,415	9/1/2017
Cayenne Medical, Inc.		4,721,722	4,721,722	12/1/2017
Cervilenz, Inc.		2,562,848	2,562,848	4/1/2016

HourGlass Technologies, Inc.		243,560	869,560	*
MimOSA, Inc.		144,512	144,512	2/1/2015
NasoForm, Inc.		115,609	115,609	2/1/2015
Redox Biomedical		1,800,000	3,600,000	*
Sonoma Orthopedic Products, Inc.		2,342,434	2,342,434	4/1/2016
Zipline Medical, Inc.		1,377,645	1,377,645	5/1/2016
Subtotal:	10.6%	$ 17,866,668	$ 20,757,668

Other Healthcare
Cogito Health, Inc.		$ 566,992	$ 566,992	4/1/2017
Health Guru Media, Inc.		633,259	633,259	12/1/2014
Health Integrated		1,841,530	1,841,530	7/1/2017
Mulberry Health, Inc.		4,774,610	4,774,610	12/1/2017
Physician Software Systems, LLC		470,180	470,180	7/1/17
Practice Fusion, Inc.		5,717,085	5,717,085	6/1/2016
Project Healthy Living		954,249	954,249	10/1/2016
Quantia Communications, Inc.		730,159	730,159	9/1/2014
Therapydia, Inc.		428,695	428,695	4/1/2017
ZocDoc, Inc.		4,349,924	4,349,924	6/1/2017
Subtotal:	12.2%	$ 20,466,683	$ 20,466,683

Other Technology
21e6, LLC		$ 4,582,302	$ 4,582,302	4/1/2017
Automatic Labs, Inc.		930,477	930,477	12/1/2016
Beeline Bikes, Inc.		131,526	131,526	6/1/2017
Daylight Solutions, Inc.		3,349,300	3,349,300	8/1/2017
Ecologic Brands, Inc.		748,711	748,711	6/1/2017
General Assembly, Inc.		2,367,242	2,367,242	12/1/2016
InsideTrack, Inc.		609,578	609,578	3/1/2017
LanzaTech New Zealand Ltd.		10,745,618	10,745,618	7/1/2016
Lumo BodyTech, Inc.		563,617	563,617	12/1/2017
Neuehouse LLC		1,686,935	1,686,935	3/1/2017
nScaled, Inc.		552,217	552,217	1/1/2016
nWay, Inc.		687,283	687,283	3/1/2017
Pinnacle Engines, Inc.		1,023,346	1,023,346	3/1/2015
Prana Holdings, Inc.		5,847,462	5,847,462	7/1/2016
Pure Energies Group, Inc.		2,060,433	2,060,433	8/1/2016
Scoot Networks, Inc.		197,003	197,003	3/1/2017
Solaria Corp.		253,622	1,033,622	*
Sproutling, Inc.		461,027	461,027	9/1/2017
Thoughtful Media Group, Inc.		522,620	852,620	*
Tribogenics, Inc.		1,503,638	1,503,638	9/1/2016
Wallaby Financial, Inc.		120,891	120,891	8/1/2016
YPX Cayman Holdings Co.		1,389,991	1,389,991	4/1/2016
ZeaChem, Inc.		900,825	4,602,825	*
Subtotal:	24.5%	$ 41,235,664	$ 46,047,664

Security
Agari Data, Inc.		$ 1,185,651	$ 1,185,651	9/1/2017
Guardian Analytics, Inc.		2,830,728	2,830,728	1/1/2018
Kinamik, Inc.		324,867	634,867	*
Pandesa Corp.		92,246	92,246	2/1/2015
Uplogix, Inc.		2,087,777	2,087,777	5/1/2017
Venafi, Inc.		3,630,501	3,630,501	6/1/2017
Voltage Security, Inc.		2,341,142	2,341,142	9/1/2017
Subtotal:	7.4%	$ 12,492,912	$ 12,802,912

Software
3Scale, Inc.		$ 461,594	$ 461,594	6/1/2017
AcousticEye, Ltd.		222,720	222,720	12/1/2015
Appconomy, Inc.		670,362	2,683,362	*
Apportable, Inc.		942,442	942,442	3/1/2017
Artificial Solutions ASH AB		458,605	458,605	2/1/2015
Brightpearl, Inc.		586,946	586,946	6/1/2016
Ceros, Inc.		548,491	548,491	4/1/2016
ClearPath, Inc.		398,316	398,316	5/1/2016
Clypd, Inc.		698,640	698,640	11/1/2016
Corduro, Inc.		52,902	142,902	*
D Software, Inc.		262,069	262,069	6/1/2016
Dataium, LLC		191,024	383,024	3/1/2016
DropThought, Inc.		470,400	470,400	12/1/2016
eCommera, Ltd.		4,728,123	4,728,123	3/1/2017
Encoding.com, Inc.		654,004	654,004	11/1/2016
gloStream, Inc.		1,262,205	1,262,205	11/1/2016
Innerworkings Holdings, Ltd.		112,722	439,944	*
Intalio, Inc.		410,635	410,635	6/1/2015
Lulo Ventures, Inc.		1,371,075	1,371,075	9/1/2016
MediaPlatform, Inc.		739,119	739,119	9/1/2016
Nectar, Inc.		548,057	548,057	3/1/2017
Neebula Systems, Ltd.		548,999	548,999	2/1/2017
NewVoiceMedia, Ltd.		698,983	698,983	2/1/2015
OrderGroove, Inc.		1,091,513	1,091,513	12/1/2016
Palantir Technologies, Inc.		9,116,472	9,116,472	4/1/2016
Pursway, Inc.		1,575,060	1,575,060	3/1/2016
Quantisense, Inc.		626,047	626,047	6/1/2015
Riskonnect, Inc.		388,741	388,741	8/1/2015
SCVNGR, Inc.		2,241,250	2,241,250	10/1/2016
SnapLogic, Inc.		2,020,736	2,020,736	7/1/2016
SoundHound, Inc.		3,960,349	3,960,349	5/1/2017
STG-Impact Holdings Corp.		7,286,992	7,286,992	3/1/2016
StreetLight Data		700,099	700,099	4/1/2017
Superfish, Inc.		686,501	686,501	10/1/2015
The Cloudscaling Group, Inc.		1,259,987	1,259,987	9/1/2015
Top Hat Monocle Corp.		812,627	812,627	7/1/2016

Vuemix, Inc.		106,940	106,940	8/1/2015
Workspot, Inc.		201,111	201,111	9/1/2016
Xceedium, Inc.		350,720	350,720	4/1/2015
ZeroTurnaround USA, Inc.		692,617	692,617	6/1/2018
Subtotal:	29.9%	$ 50,156,195	$ 52,778,417

Technology Services
955 Dreams, Inc.		$ 691,819	$ 691,819	6/1/2017
Akademos, Inc.		858,103	858,103	6/1/2017
BidPal, Inc.		758,051	758,051	12/1/2015
Blazent, Inc.		761,803	761,803	5/1/2016
Boost Media, Inc.		815,049	815,049	11/1/2016
BountyJobs, Inc.		1,170,401	1,170,401	5/1/2017
Callisto Media, Inc.		724,392	724,392	9/1/2016
DigitalPath, Inc.		1,166,781	1,166,781	1/1/2016
FSA Store, Inc.		720,502	720,502	9/1/2017
Grassroots Unwired, Inc.		92,762	92,762	8/1/2016
Maxi Mobility, Inc.		194,323	194,323	7/1/2016
Perfect Market, Inc.		1,996,293	1,996,293	1/1/2016
Rated People, Ltd.		2,664,750	2,664,750	12/1/2016
Stackstorm, Inc.		260,298	260,298	8/1/2017
The New Orleans Exchange, Inc.		3,907,204	3,907,204	1/1/2016
TiqIQ, Inc.		237,061	237,061	7/1/2017
Subtotal:	10.1%	$ 17,019,592	$ 17,019,592

Wireless
AppStack, Inc.		$ 298,242	$ 298,242	12/1/2015
Azumio, Inc.		786,540	786,540	8/1/2015
Cellfire, Inc.		227,133	227,133	12/1/2014
Clementine, Inc.		230,907	230,907	3/1/2017
Corona Labs, Inc.		402,159	525,159	5/1/2016
Flint Mobile, Inc.		803,093	803,093	1/1/2016
GPShopper, LLC		767,395	767,395	7/1/2017
InfoReach, Inc.		462,048	462,048	3/1/2017
Meru Networks, Inc.		4,705,841	4,705,841	8/1/2015
Physical Graph Corporation		1,825,746	1,825,746	4/1/2017
Quixey, Inc.		2,708,183	2,708,183	6/1/2016
Receivd, Inc.		466,123	466,123	1/1/2017
SpiderCloud Wireless Inc.		3,779,999	3,779,999	1/1/2017
StarMaker Interactive, Inc.		136,223	136,223	2/1/2015
Zipit Wireless, Inc.		197,512	197,512	10/1/2014
Subtotal:	10.6%	$ 17,797,144	$ 17,920,144

Total (Cost of $283,109,656):	161.3%	$ 270,933,126	$ 284,909,656

*As of June 30, 2014, loans with a cost basis of $16.7 million and a fair value of $7.7 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

As of June 30, 2014, a number of loans represented greater than 5% of the Fund's net assets. The outstanding loan balances as of June 30, 2014 in LanzaTech New Zealand, Ltd. of $10,745,618, Palantir Technologies, Inc. of $9,116,472, and Quantcast Corp. of $10,002,516 represented 6.4%, 5.4% and 6.0% of the Fund's net assets, respectively.

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

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of June 30, 2014 and December 31, 2013, the Fund had unexpired unfunded commitments to borrowers of $96.9 million and $57.4 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2014.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2014 and December 31, 2013. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type
Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments Industry	6/30/2014	Methodologies	Unobservable Input	Range
Carrier and Enterprise Networking	$4,310,906	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$1,458,279

Computer & Storage	$16,551,882	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%
		Liquidation	Investment Collateral	$416,093

Internet	$73,035,480	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$5,000 - $453,896

Medical Devices	$17,866,668	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$243,560-$1,800,000

Other Healthcare	$20,466,683	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%

Other Technology	$41,235,664	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$253,622-$900,825

Security	$12,492,912	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$324,867

Software	$50,156,195	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$52,902-$670,362

Technology Services	$17,019,592	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$17,797,144	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

	$270,933,126

Investment Type
Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments Industry	12/31/2013	Methodologies	Unobservable Input	Range
Computer & Storage	$11,747,234	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$104,093

Enterprise Networking	$3,101,363	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$93,440,267	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$453,896

Medical Devices	$18,547,137	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$215,448-$1,800,000

Other Healthcare	$26,276,653	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$2,029,493

Other Technology	$36,246,998	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$547,375 - $1,223,124.51

Security	$2,577,024	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$312,631

Software	$60,683,186	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$44,866-$990,373

Technology Services	$19,238,416	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$19,629,870	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Others *	$2,312,737	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	24%

	$293,800,885

* Other loans are comprised of companies in the Biotechnology and Carrier Networking industries.

The following table presents the balances of assets and liabilities as of June 30, 2014 and December 31, 2013 measured at fair value on a recurring basis:

As of June 30, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$270,933,126	$270,933,126
Cash equivalents	18,093,807	—	—	18,093,807
Total	$18,093,807	$—	$270,933,126	$289,026,933

LIABILITIES:
Interest rate swap agreements	$—	$301,045	$—	$301,045
Total	$—	$301,045	$—	$301,045

As of December 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$293,800,885	$293,800,885
Cash equivalents	35,377,189	—	—	35,377,189
Total	$35,377,189	$—	$293,800,885	$329,178,074

LIABILITIES:
Interest rate swap agreement	$—	$853,099	$—	$853,099
Total	$—	$853,099	$—	$853,099

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2014				For the Six Months Ended June 30, 2014
	Loans	Warrants	Stock	Conv. Note	Loans	Warrants	Stock	Conv. Note
Beginning balance	$279,801,961	$—	$—	$—	$293,800,885	$—	$—	$—
Acquisitions and originations	30,235,000	2,445,094	145,663	24,770	62,065,000	5,754,527	145,663	61,924
Principal reductions	(36,418,105)	—	—	—	(82,124,029)	—	—	—
Distribution to shareholder	—	(2,445,094)	(145,663)	(24,770)	—	(5,754,527)	(145,663)	(61,924)
Net change in unrealized gain from investments	(2,005,073)	—	—	—	(818,932)	—	—	—
Net realized loss from investments	(680,657)	—	—	—	(1,989,798)	—	—	—
Ending balance	$270,933,126	$—	$—	$—	$270,933,126	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2014	$(2,832,300)				$(2,974,522)

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013

	Loans	Warrants	Stock	Loans	Warrants	Stock
Beginning balance	$302,657,049	$—	$—	$313,848,702	$—	$—
Acquisitions and originations	$66,649,072	4,606,967	262,252	92,786,159	6,429,511	262,252
Principal reductions	$(46,680,866)	—	—	(80,167,535)	—	—
Distribution to shareholder	—	(4,606,967)	(262,252)	—	(6,429,511)	(262,252)
Net change in unrealized loss from investments	$(1,591,000)	—	—	(4,590,575)	—	—
Net realized loss from investments	$(931,926)	—	—	(1,774,422)	—	—
Ending balance	$320,102,329	$—	$—	$320,102,329	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2013	$(5,541,000)			$6,594,138

4.	EARNINGS PER SHARE

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

As of June 30, 2014 and December 31, 2013, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2014, was $294.0 million.  Total contributed capital to the Company through June 30, 2014 and December 31, 2013 was $279.3 million, of which $241.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2014 and 2013.

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Cash distributions	$37,800,000	$16,900,000
Distributions of equity securities	5,962,114	6,691,763

Total distributions to shareholder	$43,762,114	$23,591,763

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

The facility will terminate on September 23, 2014, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of June 30, 2014, $121.5 million is outstanding under the facility.

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

Bank fees of $750,000 were incurred in connection with the facility. The bank fees and other costs incurred have been capitalized and are amortized to interest expense on a straight line basis over the expected life of the facility. As of June 30, 2014, the remaining unamortized fees and costs of $245,900 were amortized over the expected life of the facility (September 2014).

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) debt to net worth ratio, (ii) minimum debt service coverage ratio, (iii) interest coverage ratio, (iv) asset coverage, (v) asset coverage under investment company act, (vi) maximum loan loss reserves, and (vii) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2014, Management believes that the Fund was in compliance with these covenants. The Fund is in the process of renewing its revolving credit line and anticipates this to close prior to the expiration of the line.

The following is the summary of the outstanding facility draws as of June 30, 2014:

Roll-Over Date	Amount	Maturity Date	Floating Interest Rate
April 15, 2014	$121,500,000	7/16/2014*	2.98%
TOTAL OUTSTANDING	$121,500,000
* Loan was subsequently reduced by $2.55 million and rolled for a 30-day LIBOR loan, maturing on August 16, 2014.

7. INTEREST RATE SWAP AGREEMENTS

On February 18, 2011, the Fund entered into an interest rate swap transaction with Union Bank, N.A. to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2014, the notional principal amount was $102 million. The Fund pays a fixed rate of 1.277 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

On June 26, 2012, the Fund entered into an interest rate swap transaction with Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of June 30, 2014, the notional principal amount was $31.38 million. The Fund pays a fixed rate of 0.501 percent and receives from the counterparty a floating rate based on 90-day LIBOR. Payments are made quarterly and will terminate on September 23, 2014.

As of June 30, 2014, the total fair value of the interest rate swaps was $(0.3) million and is recorded in accounts payable and other accrued liabilities in the Condensed Statements of Assets and Liabilities. Change in unrealized gain from hedging activities of $0.6 million, and net realized loss from hedging activities of $0.6 million, for the six months ended June 30, 2014, were included in net realized and change in unrealized loss from hedging activities in the Condensed Statements of Operations.

As of June 30, 2014 and December 31, 2013, the fair value of the Fund's derivative financial instruments were as follows:

	Liability Derivatives
	June 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Accounts payable and other accrued liabilities	$301,045	Accounts payable and other accrued liabilities	$853,099

For the three and six months ended June 30, 2014 and 2013, the derivative financial instruments had the following effect on the Fund's Condensed Statements of Operations:

		For the three months ended		For the six months ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest rate swap agreements	Net realized and unrealized loss from hedging activities	$(5,324)	$(29,675)	$(48,433)	$(13,261)

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2014.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

Total return **	3.79%	4.56%	9.94%	8.43%

Per share amounts:
Net asset value, beginning of period	$1,848.95	$1,939.31	$1,943.66	$1,959.29
Net investment income	93.91	113.73	202.33	222.23
Net change in unrealized and realized
gain (loss ) from investment and
hedging activities	(26.91)	(25.53)	(28.57)	(63.78)
Net increase in net assets from
operations	67.00	88.20	173.76	158.45
Distributions of income to shareholder	(84.10)	(108.87)	(176.43)	(199.10)
Return of capital to shareholder	(152.05)	(36.82)	(261.19)	(36.82)
Capital contribution	—	80.00	—	80.00

Net asset value, end of period	$1,679.80	$1,961.82	$1,679.80	$1,961.82

Net assets, end of period	$167,979,852	$196,182,220	$167,979,852	$196,182,220

Ratios to average net assets:

Expenses*	6.67%	7.35%	6.89%	7.29%
Net investment income*	20.94%	23.22%	22.43%	22.97%
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

Results of Operations - For the three and six months ended June 30, 2014 and 2013

Total investment income for the three months ended June 30, 2014 and 2013 was $12.4 million and $15.0 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the six months ended June 30, 2014 and 2013 was $26.4 million and $29.3 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The decrease in investment income is due to the decrease in the average loans outstanding from $308.9 million for the three months ended June 30, 2013 to $270.2 million for the three months ended June 30, 2014, from $304.7 million for the six months ended June 30, 2013 to $275.9 million for the six months ended June 30, 2014, and the slight decrease in average interest rates from 18.89% for the three months ended June 30, 2013 to 18.23% for the three months ended June 30, 2014, from 18.92% for the six months ended June 30, 2013 to 18.60% for the six months ended June 30, 2014. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility of values ascribed to warrants, and new loans funded during the year and early payoffs.

Management fees for the three months ended June 30, 2014 and 2013 were $1.8 million and $2.2 million, respectively. Management fees for the six months ended June 30, 2014 and 2013 were $3.8 million and $4.3 million, respectively. Prior to June 29, 2012, management fees were calculated as 2.5 percent of the committed capital of the Company. Starting on June 29, 2012, management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because assets under management as of June 30, 2014 were lower than assets as of June 30, 2013.

Total interest expense was $1.1 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. Total interest expense was $2.2 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively. Interest expense decreased primarily due to the decreased average borrowings, which decreased from $142.8 million for the three months ended June 30, 2013 to $122.6 million for the three months ended June 30, 2014, from $139.0 million for the six months ended June 30, 2013 to $125.9 million for the six months ended June 30, 2014.

Total banking and professional fees were less than $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively. Total banking and professional fees were $0.2 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. These fees decreased in 2014 primarily because of decreased legal fees.

Total other operating expenses were less than $0.1 million for the three and six months ended June 30, 2014 and 2013.

Net investment income for the three months ended June 30, 2014 and 2013, was $9.4 million and $11.4 million, respectively. Net investment income for the six months ended June 30, 2014 and 2013, was $20.2 million and $22.2 million, respectively.

Total net realized loss from investments was $0.7 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively. Total net realized loss from investments was $2.0 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively.

Net change in unrealized gain (loss) from investments was $2 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively. Net change in unrealized loss from investments was $0.8 million and $4.6 million for the six months ended June 30, 2014 and 2013, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net change in realized and unrealized gain (loss) from hedging activities was less than ($0.1 million) for the three and six months ended June 30, 2014 and 2013. The realized and unrealized loss consists of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended June 30, 2014 and 2013 was $6.7 million and $8.8 million, respectively. Net increase in net assets resulting from operations for the six months ended June 30, 2014 and 2013 was $17.4 million and $15.8 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $67.00 and $88.20 for the three months ended June 30, 2014 and 2013, respectively. On a per share basis, the net increase in net assets resulting from operations was $173.76 and $158.45 for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources – June 30, 2014 and December 31, 2013

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of June 30, 2014. Committed capital to the Company at June 30, 2014 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital as of June 30, 2014 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

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

The facility will terminate on September 23, 2014, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments. As of June 30, 2014 and December 31, 2013, outstanding balance under the facility are $121.5 million and $134.2 million, respectively. The Fund is in the process of renewing its revolving credit line and anticipates this to close prior to the expiration of the line.

As of June 30, 2014 and December 31, 2013, 6% and 11%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2014. Amounts disbursed under the Fund's loan commitments totaled approximately $62.0 million during the six months ended June 30, 2014.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $22.9 million for the same period.  Unexpired, unfunded commitments totaled approximately $96.9 million as of June 30, 2014.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2014	$669.5 million	$398.6 million	$270.9 million	$96.9 million
December 31, 2013	$607.5 million	$313.7 million	$293.8 million	$57.4 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net increase in net assets resulting from operations by less than 1% for the six months ended June 30, 2014.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2013 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the six months ended June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through June 30, 2014 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 8, 2014	Date:	August 8, 2014

EXHIBIT INDEX

Exhibit Number	Description
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