Form 10-Q
period 2014-09-30
Venture Lending & Leasing VI, Inc.
filed 2014-11-07
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 7, 2014
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2014 and December 31, 2013

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2014 and 2013

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2014 and 2013

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2014 and 2013

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
ASSETS
Loans, at estimated fair value
(Cost of $269,626,541 and $305,158,484)	$256,599,010	$293,800,885
Cash and cash equivalents	5,840,663	35,377,189
Other assets	4,094,417	4,458,893

Total assets	266,534,090	333,636,967

LIABILITIES
Borrowings under debt facility	113,850,000	134,200,000
Accrued management fees	1,665,838	2,085,231
Accounts payable and other accrued liabilities	938,434	2,985,879

Total liabilities	116,454,272	139,271,110

NET ASSETS	$150,079,818	$194,365,857

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Return of capital distributions	(75,489,395)	(32,040,189)
Accumulated deficit	(15,955,787)	(15,118,954)
Net assets (equivalent to $1,500.80 and $1,943.66 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$150,079,818	$194,365,857

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013

INVESTMENT INCOME:
Interest on loans	$12,532,551	$14,829,051	$38,622,718	$44,009,485
Other interest and other income	9,515	537	367,770	98,748
Total investment income	12,542,066	14,829,588	38,990,488	44,108,233

EXPENSES:
Management fees	1,665,838	2,093,439	5,468,388	6,350,367
Interest expense	1,232,582	1,218,791	3,418,022	3,622,803
Banking and professional fees	152,787	121,586	308,164	462,863
Other operating expenses	58,373	30,732	130,157	83,791
Total expenses	3,109,580	3,464,548	9,324,731	10,519,824
Net investment income	9,432,486	11,365,040	29,665,757	33,588,409

Net realized loss from investments	(3,083)	(686,859)	(1,992,881)	(2,461,281)
Net change in unrealized gain (loss) from investments	(851,000)	(1,899,563)	(1,669,932)	(6,490,138)
Net realized and change in unrealized gain (loss) from hedging activities	185,180	(146,149)	136,748	(159,410)
Net realized and change in unrealized gain (loss) from investments and hedging activities	(668,903)	(2,732,571)	(3,526,065)	(9,110,829)

Net increase in net assets resulting from operations	$8,763,583	$8,632,469	$26,139,692	$24,477,580
Net increase in net assets resulting from operations per share	$87.64	$86.32	$261.40	$244.78
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Net increase in net assets resulting from operations:
Net investment income	$29,665,757	$33,588,409
Net realized loss from investments	(1,992,881)	(2,461,281)
Net change in unrealized loss from investments	(1,669,932)	(6,490,138)
Net realized and change in unrealized gain (loss) from hedging activities	136,748	(159,410)

Net increase in net assets resulting from operations	26,139,692	24,477,580

Distributions of income to shareholder	(26,976,524)	(30,300,439)
Return of capital to shareholder	(43,449,207)	(3,595,667)
Capital contributions	—	8,000,000
Decrease in capital transactions	(70,425,731)	(25,896,106)

Total decrease	(44,286,039)	(1,418,526)

Net assets
Beginning of period	194,365,857	195,928,871

End of period	$150,079,818	$194,510,345

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$26,139,692	$24,477,580
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	1,992,881	2,461,281
Net change in unrealized loss from investments	1,669,932	6,490,138
Net change in unrealized gain from hedging activities	(833,099)	(667,279)
Receipt of equity securities as payment for waiver	(327,440)	(587,537)
Amortization of deferred costs related to debt facility	368,849	368,849
Net increase in other assets	255,627	18,673
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(1,613,739)	691,161
Origination of loans	(95,500,000)	(124,352,523)
Principal payments on loans	128,017,643	117,849,983
Acquisition of equity securities	(6,276,872)	(7,573,034)
Net cash provided by operating activities	53,893,474	19,177,292
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(62,800,000)	(24,600,000)
Contribution from shareholder	—	8,000,000
Borrowings under debt facility	—	11,800,000
Repayment of debt facility	(20,350,000)	(10,900,000)
Payment of bank facility fees and costs	(280,000)	—
	—
Net cash used in financing activities	(83,430,000)	(15,700,000)
Net increase (decrease) in cash and cash equivalents	(29,536,526)	3,477,292
CASH AND CASH EQUIVALENTS:
Beginning of period	35,377,189	16,244,714
End of period	$5,840,663	$19,722,006
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$3,826,653	$3,231,845
Settlement under interest rate swap agreement	$696,351	$826,690
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$7,625,731	$9,296,106
Receipt of equity securities as repayment of loans	$1,021,419	$1,135,534

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2014 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, the financial statements include nonmarketable investments of $256.6 million and $293.8 million, respectively (or approximately 96% and 88% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined in good faith by the Manager in accordance with the Fund's policy as approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of September 30, 2014, loans with a cost basis of $18.7 million and a fair value of $6.8 million, have been classified as non-accrual. As of December 31, 2013, loans with a cost basis of $21.0 million and a fair value of $9.9 million, have been classified as non-accrual.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition, unless a market price is available. These securities are then distributed by the Fund to the Company at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account among other factors underlying stock value, expected term, volatility and the risk-free interest rate.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The remaining expected lives of warrants may be adjusted from time to time to reflect new facts and circumstances. For the three and nine months ended September 30, 2014, the Fund assumed the average duration of a warrant is 3 years. A hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation vendor to provide valuation assistance. This independent third party evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the independent calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
Other assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.
As of September 30, 2014 and December 31, 2013, the fair values of Other assets and liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of September 30, 2014 and December 31, 2013, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $113.9 million and $134.2 million, respectively.

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

Interest Rate Swap Agreements

Interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contracts are recorded at fair value in either other assets or accounts payable and other accrued liabilities in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counter party. The changes in fair value are recorded in net realized and change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.  The quarterly interest paid or received on the interest rate swap contracts is also recorded in net realized and change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations. The interest swap agreements terminated on September 23, 2014.

Interest Rate Cap Agreements

On September 30, 2014, the Fund entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in either other assets or accounts payable and other accrued liabilities in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counter party. The changes in fair value are recorded in net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations. The monthly interest received on the interest rate cap contracts is also recorded in net realized and change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.

Deferred Bank Fees

The debt facility was extended on September 23, 2014 and then amended, restated and renewed through March 23, 2017 on September 30, 2014.

Through September 30, 2014, the deferred bank fees and costs associated with the September 30, 2014 extended expiration date previously had been amortized over the estimated life of the facility. The amortization of these costs was recorded as interest expense in the Condensed Statement of Operations (see Note 6).

Deferred bank fees and costs associated with the renewal of the debt facility will be amortized over the estimated life of the renewed facility through March 23, 2017.

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $75.5 million and $32.0 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2011 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and/or provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2014, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three and nine months ended September 30, 2014 , the weighted-average interest rate on the performing loans was 19.35% and 18.83%, respectively. For the three and nine months ended September 30, 2013, the weighted-average interest rate on the performing loans was 18.44% and 18.79%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three and nine months ended September 30, 2014, the weighted-average interest rate on the cash portion of the interest income was 15.10% and 14.45%, respectively. For the three and nine months ended September 30, 2013, the weighted-average interest rate on the cash portion of the interest income was 14.11% and 14.25%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of September 30, 2014 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 9/30/14	Value 9/30/14	Maturity Date
Carrier Networking
Autonoma, Inc.		$ 1,458,279	$ 1,823,279	*
Subtotal:	1.0%	$ 1,458,279	$ 1,823,279

Computers & Storage
Clustrix, Inc.		$ 2,263,171	$ 2,263,171	5/1/2017
Connected Data, Inc.		2,035,531	2,035,531	5/1/2017
D-Wave Systems, Inc.		1,721,620	1,721,620	2/1/2017
Gridstore, Inc.		1,402,102	1,402,102	6/1/2017
Veloxum, Inc.		416,093	416,093	*
Vidcie		516,010	516,010	12/1/2015
Subtotal:	5.6%	$ 8,354,527	$ 8,354,527

Enterprise Networking
Apprion, Inc.		$ 619,350	$ 619,350	4/1/2016
Splashtop, Inc.		1,297,527	1,297,527	5/1/2016
Subtotal:	1.3%	$ 1,916,877	$ 1,916,877

Internet
Behalf, Inc.		$ 1,620,682	$ 1,620,682	5/1/2017
Better Doctor, Inc.		348,860	348,860	6/1/2016
Bot Home Automation, Inc.		195,961	195,961	10/1/2016
Change.org, Inc.		2,130,824	2,130,824	11/1/2016
CloudTalk, Inc.		5,000	124,008	*
CustomMade, Inc.		1,860,247	1,860,247	5/1/2017
DailyFeats, Inc.		250,387	250,387	1/1/2016
Desti, Inc.		38,983	43,283	*
Digital Caddies, Inc.		833,246	833,246	6/1/2017
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.		1,571,839	1,571,839	9/1/2016
Fast Labs, Inc.		412,724	412,724	3/1/2017
Fingi, Inc.		350,887	350,887	6/1/2018
FlipTop, Inc.		483,327	483,327	6/1/2017
Francium Technologies Corporation		335,362	335,362	12/1/2014
Giddy Apps, Inc.		932,947	932,947	12/1/2017
Giga Omni Media, Inc.		2,954,544	2,954,544	2/1/2016

Giveforward, Inc.	466,877	466,877	7/1/2017
Good Eggs, Inc.	346,542	346,542	6/1/2016
Grovo Learning, Inc.	957,095	957,095	3/1/2017
HEXAGRAM 49, Inc.	517,558	517,558	1/1/2016
Inside Vault, Inc.	463,872	463,872	5/1/2017
isocket, Inc.	186,298	186,298	1/1/2015
Jun Group, LLC	970,965	970,965	2/1/2017
KargoCard, Co.	616,536	616,536	1/1/2016
Kitsy Lane, Inc.	236,730	236,730	12/1/2016
Kiwi Crate, Inc.	1,182,014	1,182,014	10/1/2016
Komli Media, Inc.	3,759,517	3,759,517	11/1/2015
Kulbyt, Inc.	150,011	150,011	8/1/2015
Lenddo International	1,276,842	1,276,842	12/1/2015
Lightside Games, Inc.	177,230	250,230	*
LocalResponse, Inc.	413,159	413,159	3/1/2016
MassDrop, Inc.	356,295	356,295	9/1/2017
MediaSpike, Inc.	215,958	215,958	12/1/2016
MeetMe, Inc.	1,534,574	1,534,574	4/1/2016
Moda Operandi, Inc.	153,625	153,625	12/1/2015
Modasuite, Inc.	1,457,886	1,457,886	7/1/2016
Monetate, Inc.	2,913,093	2,913,093	3/1/2018
Moveline Group, Inc.	945,137	945,137	6/1/2017
Navigating Cancer, Inc.	1,122,814	1,122,814	7/1/2016
Osix Corp.	356,925	356,925	10/1/2016
PerformLine, Inc.	110,559	110,559	5/1/2015
Piryx, Inc.	1,499,504	1,499,504	6/1/2017
Pixalate, Inc.	448,720	448,720	3/1/2017
Playstudios, Inc.	2,324,041	2,324,041	9/1/2017
Pleying, Inc.	201,794	201,794	12/1/2016
Quantcast Corp.	8,891,050	8,891,050	4/1/2017
Quri, Inc.	1,173,197	1,173,197	12/1/2017
Radius Intelligence, Inc.	1,592,395	1,592,395	10/1/2017
Relay Network, LLC	635,436	635,436	7/1/2015
Retail Innovation Group	1,831,704	1,831,704	7/1/2016
Rivet Games, Inc.	128,082	195,082	*
The SavvySource For Parents, Inc.	510,295	510,295	12/1/2016
Schooltube, Inc.	68,222	108,222	*
ServiceMarketplace, Inc.	210,395	210,395	7/1/2017
Session M, Inc.	1,709,252	1,709,252	2/1/2017
Smart Lunches, Inc.	176,095	176,095	6/1/2016
Sociable Labs, Inc.	359,290	359,290	7/1/2016
TangoCard, Inc.	101,212	101,212	3/1/2015
The Black Tux, Inc.	348,161	348,161	10/1/2017
The Lucky Group Inc. (Acquirer)	4,692,497	5,292,497	8/1/2018
True & Co., Inc.	1,249,209	1,249,209	10/1/2017
UserVoice, Inc.	414,052	414,052	11/1/2015

Waluzi, Inc.		89,851	89,851	8/1/2016
Weddington Way, Inc.		932,297	932,297	11/1/2016
WHI, Inc.		1,998,711	1,998,711	7/1/2017
YouDocs Beauty, Inc.		951,533	1,151,533	5/1/2018
Subtotal:	45.4%	$ 68,204,823	$ 69,498,131

Medical Devices
AxioMed, Inc.		$511,270	$ 2,257,270	*
Blockade Medical, LLC		459,699	459,699	9/1/2017
Cayenne Medical, Inc.		4,743,291	4,743,291	12/1/2017
Cervilenz, Inc.		2,201,052	2,201,052	4/1/2016
HourGlass Technologies, Inc.		243,351	869,351	*
MimOSA, Inc.		185,472	185,472	12/1/2015
NasoForm, Inc.		73,704	73,704	2/1/15
Redox Biomedical		900,000	3,600,000	*
Sonoma Orthopedic Products, Inc.		2,352,172	2,352,172	4/1/2016
Zipline Medical, Inc.		1,209,545	1,209,545	5/1/2016
Subtotal:	8.6%	$12,879,556	$17,951,556

Other Healthcare
Cogito Health, Inc.		$ 553,155	$ 553,155	4/1/2017
Health Guru Media, Inc.		246,649	246,649	12/1/2014
Health Integrated, Inc.		2,220,583	2,220,583	10/1/2017
HealthEquityLabs, Inc.		922,721	922,721	6/1/2018
Mulberry Health, Inc.		4,793,326	4,793,326	12/1/2017
Physician Software Systems, LLC		473,057	473,057	7/1/2017
Practice Fusion, Inc.		5,091,819	5,091,819	6/1/2016
Project Healthy Living, Inc.		959,829	959,829	10/1/2016
Therapydia, Inc.		560,441	560,441	7/1/2017
Urgent Care Centers of New England, Inc.		2,337,232	2,337,232	4/1/2018
ZocDoc, Inc.		4,431,653	4,431,653	6/1/2017
Subtotal:	15.1%	$ 22,590,465	$ 22,590,465

Other Technology
21e6, LLC		$13,789,035	$ 13,789,035	8/1/2017
Automatic Labs, Inc.		849,836	849,836	12/1/2016
Beeline Bikes, Inc.		133,510	133,510	6/1/2017
Daylight Solutions, Inc.		2,969,770	2,969,770	8/1/2017
Ecologic Brands, Inc.		693,630	693,630	6/1/2017
General Assembly, Inc.		2,165,357	2,165,357	12/1/2016
InsideTrack, Inc.		1,346,392	1,346,392	9/1/2017
LanzaTech New Zealand Ltd.		9,442,318	9,442,318	7/1/2016
Lumo BodyTech, Inc.		572,056	572,056	12/1/2017
Neuehouse LLC		4,117,385	4,117,385	7/1/2017
nWay, Inc.		695,174	695,174	3/1/2017
Pinnacle Engines, Inc.		1,404,965	1,404,965	7/1/2017
PLAE, Inc.		457,305	457,305	6/1/2017

Prana Holdings, Inc.		5,192,453	5,192,453	7/1/2016
Pure Energies Group, Inc.		1,865,474	1,865,474	8/1/2016
Scoot Networks, Inc.		443,609	443,609	3/1/2017
Skully Helmets, Inc.		222,595	222,595	7/1/2017
Solaria Corp.		241,491	1,021,491	*
Sproutling, Inc.		463,857	463,857	9/1/2017
Thoughtful Media Group, Inc.		504,860	684,860	*
Tribogenics, Inc.		1,348,196	1,348,196	9/1/2016
Wallaby Financial, Inc.		109,289	109,289	8/1/2016
YPX Cayman Holdings Co.		1,201,406	1,201,406	4/1/2016
ZeaChem, Inc.		637,536	4,339,536	*
Subtotal:	33.9%	$50,867,499	$ 55,529,499

Security
Agari Data, Inc.		$ 1,161,728	$ 1,161,728	9/1/2017
Guardian Analytics, Inc.		2,843,590	2,843,590	1/1/2018
Kinamik, Inc.		329,530	639,530	*
Pandesa Corp.		37,583	37,583	2/1/2015
Uplogix, Inc.		1,723,464	1,723,464	5/1/2017
Venafi, Inc.		3,669,343	3,669,343	6/1/2017
Voltage Security, Inc.		2,355,130	2,355,130	9/1/2017
Subtotal:	8.1%	$ 12,120,368	$ 12,430,368

Software
3Scale, Inc.		$ 708,339	$ 708,339	9/1/2017
AcousticEye, Ltd.		188,632	188,632	12/1/2015
Appconomy, Inc.		222,362	2,235,362	*
Apportable, Inc.		915,175	915,175	3/1/2017
Artificial Solutions ASH AB		297,002	297,002	2/1/2015
Atigeo, LLC		2,760,363	2,760,363	9/1/2017
Beanstock Media, Inc.		1,332,912	1,332,912	12/1/2018
BlazeMeter, Inc.		465,625	465,625	7/1/2017
Brightpearl, Inc.		523,438	523,438	6/1/2016
Ceros, Inc.		484,970	484,970	4/1/2016
ClearPath, Inc.		337,462	337,462	5/1/2016
Clypd, Inc.		636,237	636,237	11/1/2016
Corduro, Inc.		47,557	137,557	*
D Software, Inc.		215,411	215,411	6/1/2016
Dataium, LLC		160,129	352,129	7/1/2016
DropThought, Inc.		473,968	473,968	12/1/2016
eCommera, Ltd.		4,314,801	4,314,801	3/1/2017
Encoding.com, Inc.		590,515	590,515	11/1/2016
gloStream, Inc.		1,264,830	1,264,830	1/1/2017
Innerworkings Holdings, Ltd.		12,722	339,944	*
Intalio, Inc.		316,727	316,727	6/1/2015
MediaPlatform, Inc.		652,951	652,951	9/1/2016
Mintigo, Inc.		1,419,197	1,419,197	1/1/2018

Nectar, Inc.		919,789	919,789	7/1/2017
NewVoiceMedia, Ltd.		355,359	355,359	2/1/2015
OrderGroove, Inc.		987,065	987,065	12/1/2016
Palantir Technologies, Inc.		8,026,967	8,026,967	4/1/2016
Pursway, Inc.		1,378,097	1,378,097	3/1/2016
Quantisense, Inc.		483,349	483,349	6/1/2015
Riskonnect, Inc.		288,806	288,806	8/1/2015
SCVNGR, Inc.		2,035,350	2,035,350	10/1/2016
SnapLogic, Inc.		1,820,120	1,820,120	7/1/2016
SoundHound, Inc.		3,844,680	3,844,680	5/1/2017
STG-Impact Holdings Corp.		6,496,326	6,496,326	3/1/2016
StreetLight Data, Inc.		683,665	683,665	4/1/2017
Superfish, Inc.		534,914	534,914	10/1/2015
The Cloudscaling Group, Inc.		1,023,799	1,023,799	9/1/2015
Top Hat Monocle Corp.		728,107	728,107	7/1/2016
Vuemix, Inc.		75,946	75,946	8/1/2015
Workspot, Inc.		183,471	183,471	9/1/2016
Xceedium, Inc.		251,474	251,474	4/1/2015
ZeroTurnaround USA, Inc.		1,422,550	1,422,550	6/1/2018
Subtotal:	33.2%	$ 49,881,159	$ 52,503,381

Technology Services
Akademos, Inc.		$ 874,041	$ 874,041	6/1/2017
Amped, Inc		1,423,206	1,423,206	11/1/2017
BidPal, Inc.		636,789	636,789	4/1/2016
Blazent, Inc.		674,388	674,388	5/1/2016
Blue Technologies Limited		694,042	694,042	6/1/2017
BountyJobs, Inc.		927,632	927,632	5/1/2017
Callisto Media, Inc.		651,860	651,860	9/1/2016
FSA Store, Inc.		1,213,700	1,213,700	9/1/2017
Grassroots Unwired, Inc.		83,316	83,316	8/1/2016
Maxi Mobility, Inc.		175,158	175,158	7/1/2016
Rated People, Ltd.		2,296,244	2,296,244	12/1/2016
Stackstorm, Inc.		263,528	263,528	8/1/2017
The New Orleans Exchange, Inc.		3,370,162	3,370,162	1/1/2016
TiqIQ, Inc.		240,475	240,475	7/1/2017
Subtotal:	9.0%	$ 13,524,541	$ 13,524,541

Wireless
AppStack, Inc.		$ 153,918	$ 303,918	*
Azumio, Inc.		749,931	749,931	11/1/2015
Cellfire, Inc.		123,959	123,959	12/1/2014
Clementine, Inc.		233,098	233,098	3/1/2017
Corona Labs, Inc.		370,577	493,578	5/1/2016
Flint Mobile, Inc.		689,533	689,533	1/1/2016
GPShopper, LLC		727,415	727,415	7/1/2017
InfoReach, Inc.		468,709	468,709	3/1/2017

Meru Networks, Inc.		3,766,991	3,766,991	8/1/2015
Quixey, Inc.		2,416,716	2,416,716	6/1/2016
Receivd, Inc.		235,459	465,459	*
SpiderCloud Wireless, Inc.		4,771,596	4,771,596	7/1/2017
Zipit Wireless, Inc.		93,014	93,014	10/1/2014
Subtotal:	9.9%	$ 14,800,916	$ 15,303,917

Total (Cost of $269,626,541):	171.0%	$256,599,010	$271,426,541

*As of September 30, 2014, loans with a cost basis of $18.7 million and a fair value of $6.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

All loans as of December 31, 2013 were to non-affiliates and consisted of the following:

	Percentage of	Estimated Fair	Par Value	Final
Borrower	Net Assets	Value 12/31/13	12/31/13	Maturity Date
Biotechnology
Stem CentRx, Inc.		$ 18,433	$ 18,433	1/1/2014
Subtotal:	0.0%	$ 18,433	$ 18,433

Carrier Networking
Autonoma, Inc.		$ 2,023,248	$ 2,023,248	6/1/2016
VocalNet, LLC		271,056	376,056	10/1/2016
Subtotal:	1.2%	$ 2,294,304	$ 2,399,304

Computers & Storage
Connected Data, Inc.		$ 1,399,414	$ 1,399,414	11/1/2016
D-Wave Systems, Inc.		44,621	44,621	1/1/2014
Looxcie, Inc.		743,209	743,209	12/1/2015
Veloxum, Inc.		104,093	416,093	*
Vidyo, Inc.		9,455,897	9,455,897	5/1/2016
Subtotal:	6.0%	$ 11,747,234	$ 12,059,234

Enterprise Networking
Apprion, Inc.		$ 848,878	$ 848,878	4/1/2016
BurstPoint Networks, Inc.		594,951	594,951	5/1/2016
Splashtop, Inc.		1,657,534	1,657,534	5/1/2016
Subtotal:	1.6%	$ 3,101,363	$ 3,101,363

Internet
Beach Mint, Inc.		$ 6,615,252	$ 6,615,252	5/1/2016
Better Doctor, Inc.		472,914	472,914	6/1/2016
Blekko, Inc.		1,904,118	1,904,118	12/1/2016
Byliner, Inc.		925,175	925,175	5/1/2016
Carwoo!, Inc.		89,437	919,437	*
Central Desktop, Inc.		3,035,119	3,035,119	4/1/2016
Change.org, Inc.		2,375,933	2,375,933	11/1/2016

CloudTalk, Inc.	5,000	124,009	*
CustomMade, Inc.	1,880,757	1,880,757	5/1/2017
DailyFeats, Inc.	334,194	334,194	1/1/2016
Desti, Inc.	395,283	395,283	5/1/2016
Dezine, Inc.	0	142,590	*
Direct Media Technologies, Inc.	1,257,922	1,257,922	12/1/2014
EDO Interactive, Inc.	1,205,349	1,205,349	11/1/2014
EyeView, Inc.	1,029,314	1,029,314	3/1/2015
FanBridge, Inc.	453,896	643,896	*
FanDuel, Inc.	1,880,835	1,880,835	9/1/2016
Fast Labs, Inc.	229,448	229,448	1/1/2017
FlipTop, Inc.	549,660	549,660	6/1/2015
Giga Omni Media, Inc.	4,229,897	4,229,897	2/1/2016
Good Eggs, Inc.	452,593	452,593	5/1/2016
Grovo Learning, Inc.	701,522	701,522	3/1/2017
HEXAGRAM 49, Inc.	787,098	787,098	1/1/2016
Identified, Inc.	2,459,801	2,459,801	6/1/2016
isocket, Inc.	475,585	475,585	1/1/2015
Jarvis Labs, Inc.	234,471	234,471	10/1/2016
Jun Group, LLC	616,118	616,118	11/1/2014
Kanjoya, Inc.	149,260	149,260	4/1/2014
KargoCard, Co.	1,006,303	1,006,303	1/1/2016
Kitsy Lane, Inc.	304,957	304,957	12/1/2016
Kiwi Crate, Inc.	1,419,972	1,419,972	10/1/2016
Komli Media, Inc.	5,936,578	5,936,578	11/1/2015
Kulbyt, Inc.	263,601	263,601	8/1/2015
Lenddo International	1,917,916	1,917,916	12/1/2015
Lightside Games, Inc.	222,230	295,230	*
LocalResponse, Inc.	611,036	611,036	3/1/2016
LOLapps, Inc.	18,961	18,961	1/1/2014
MeetMe, Inc.	2,350,769	2,350,769	4/1/2016
Modasuite, Inc.	1,910,112	1,910,112	7/1/2016
ModeWalk, Inc.	191,118	239,118	1/1/2015
Mojo Motors, Inc.	45,392	45,392	6/1/2014
Monetate, Inc.	3,419,341	3,419,341	5/1/2015
Navigating Cancer, Inc.	1,625,647	1,625,647	7/1/2016
nPario, Inc.	99,940	397,940	*
Osix Corporation	498,178	498,178	10/1/2016
PerformLine, Inc.	217,734	217,734	5/1/2015
Piryx, Inc.	1,460,721	1,460,721	9/1/2016
Pixalate, Inc.	217,736	217,736	11/1/2016
Playstudios, Inc.	2,598,317	2,598,317	6/1/2017
Pleygo, Inc.	209,632	209,632	12/1/2016
Quantcast Corp.	12,639,322	12,639,322	4/1/2017
Radius Intelligence, Inc.	1,697,202	1,697,202	3/1/2016
Relay Network, LLC	1,194,015	1,194,015	7/1/2015

Retail Innovation Group		2,372,213	2,372,213	7/1/2016
Rivet Games, Inc.		226,278	293,278	*
Santa.com, Inc.		252,227	802,227	*
The SavvySource For Parents, Inc.		561,822	561,822	7/1/2015
Schooltube, Inc.		63,741	103,741	5/1/2016
Session M, Inc.		1,885,531	1,885,531	2/1/2017
Smart Lunches, Inc.		232,785	232,785	6/1/2016
Sociable Labs, Inc.		459,559	459,559	7/1/2016
SocialChorus, Inc.		485,720	485,720	9/1/2014
Spotlight Ticket Management, Inc.		340,677	340,677	9/1/2015
StitchFix, Inc.		940,043	940,043	8/1/2016
StumbleUpon, Inc.		1,073,615	1,073,615	12/1/2015
TalentBin, Inc.		228,709	228,709	7/1/2017
TangoCard, Inc.		250,039	250,039	3/1/2015
True & Co., Inc.		1,114,636	1,114,636	6/1/2016
UserVoice, Inc.		684,364	684,364	11/1/2015
Waluzi, Inc.		109,637	109,637	8/1/2016
We Heart It, Inc.		1,113,290	1,113,290	2/1/2017
Weddington Way, Inc.		1,209,857	1,209,857	11/1/2016
YouDocs Beauty, Inc.		1,192,798	1,192,798	6/1/2016
Zazma, Inc.		1,820,045	1,820,045	5/1/2017
Subtotal:	48.2%	$ 93,440,267	$ 95,797,866

Medical Devices
Avedro, Inc.		$ 3,605,194	$ 3,605,194	10/1/2015
AxioMed, Inc.		2,683,106	2,683,106	11/1/2016
Cellscape Corp.		802,598	802,598	1/1/2016
Cervilenz, Inc.		3,243,102	3,243,102	4/1/2016
ConforMIS, Inc.		950,224	950,224	5/1/2014
HourGlass Technologies, Inc.		215,448	841,448	*
MimOSA, Inc.		243,152	243,152	2/1/2015
NasoForm, Inc.		194,522	194,522	2/1/2015
Redox Biomedical		1,800,000	3,600,000	*
Sonoma Orthopedic Products, Inc.		3,022,303	3,022,303	9/1/2015
Xlumena, Inc.		153,758	153,758	5/1/2014
Zipline Medical, Inc.		1,633,730	1,633,730	5/1/2016
Subtotal:	9.5%	$ 18,547,137	$ 20,973,137

Other Healthcare
Caring.com, Inc.		$ 3,758,873	$ 3,758,873	6/1/2017
Cogito Health, Inc.		560,265	560,265	4/1/2017
Ekso Bionics, Inc.		2,029,493	2,254,493	*
Health Guru Media, Inc.		1,360,010	1,360,010	12/1/2014
Health Integrated		1,360,207	1,360,207	2/1/2017
Mulberry Health, Inc.		4,738,816	4,738,816	12/1/2017
Pathway Genomics Corp.		1,033,714	1,033,714	12/1/2014
Practice Fusion, Inc.		6,902,052	6,902,052	6/1/2016

Project Healthy Living		943,454	943,454	10/1/2016
Quantia Communications, Inc.		1,959,386	1,959,386	9/1/2014
Therapydia, Inc.		220,776	220,776	1/1/2017
Wellfount Corp.		1,409,607	1,409,607	9/1/2015
Subtotal:	13.5%	$ 26,276,653	$ 26,501,653

Other Technology
Automatic Labs, Inc.		$ 937,315	$ 937,315	12/1/2016
Daylight Solutions, Inc.		2,235,618	2,235,618	7/1/2015
Ecologic Brands, Inc.		850,527	850,527	6/1/2017
General Assembly, Inc.		2,325,684	2,325,684	12/1/2016
LanzaTech New Zealand Ltd.		13,215,013	13,215,013	7/1/2016
nScaled, Inc.		702,029	702,029	1/1/2016

Pinnacle Engines, Inc.		1,572,801	1,572,801	3/1/2015
Prana Holdings, Inc.		7,019,273	7,019,273	7/1/2016
Pure Energies Group, Inc.		1,419,062	1,419,062	6/1/2016
Solaria Corp.		580,037	1,060,037	*
Thoughtful Media Group, Inc.		547,375	1,047,375	*
Tribogenics, Inc.		1,743,238	1,743,238	9/1/2016
Wallaby Financial, Inc.		134,111	134,111	8/1/2016
YPX Cayman Holdings Co.		1,741,790	1,741,790	4/1/2016
ZeaChem, Inc.		1,223,125	4,925,125	*
Subtotal:	18.6%	$ 36,246,998	$ 40,928,998

Security
Agari Data, Inc.		$ 453,674	$ 453,674	5/1/2017
Kinamik, Inc.		312,631	622,631	*
Pandesa Corp.		191,958	191,958	2/1/2015
Uplogix, Inc.		1,618,761	1,618,761	7/1/2015
Subtotal:	1.3%	$ 2,577,024	$ 2,887,024

Software
AcousticEye, Ltd.		$ 287,569	$ 287,569	12/1/2015
Appconomy, Inc.		670,362	2,683,362	*
Apportable, Inc.		209,718	209,718	12/1/2016
Artificial Solutions ASH AB		748,467	748,467	2/1/2015
Brightpearl, Inc.		706,581	706,581	6/1/2016
Ceros, Inc.		668,612	668,612	4/1/2016
ClearPath, Inc.		706,431	706,431	5/1/2016
Clypd, Inc.		712,353	712,353	11/1/2016
Corduro, Inc.		65,238	155,238	*
D Software, Inc.		340,204	340,204	6/1/2016
Dataium, LLC		474,082	474,082	3/1/2016
eCommera LTD.		5,151,682	5,151,682	3/1/2017
Encoding.com, Inc.		714,472	714,472	11/1/2016
gloStream, Inc.		1,256,866	1,256,866	6/1/2016

Image Vision Labs, Inc.		67,450	67,450	6/1/2014
Innerworkings Holdings, Ltd.		44,867	448,867	*
Innotas, Inc.		111,293	111,293	3/1/2014
Intalio, Inc.		582,873	582,873	6/1/2015
Lex Machina, Inc.		73,779	73,779	4/1/2014
Lulo Ventures, Inc.		1,401,588	1,401,588	11/1/2016
MediaPlatform, Inc.		641,446	641,446	3/1/2016
NewVoiceMedia, Ltd.		1,381,901	1,381,901	2/1/2015
OrderGroove, Inc.		1,184,088	1,184,088	12/1/2016
Palantir Technologies, Inc.		12,294,649	12,294,649	4/1/2016
PivotLink, Inc.		2,926,468	2,926,468	11/1/2015
Pursway, Inc.		1,760,989	1,760,989	3/1/2016
Quantisense, Inc.		893,773	893,773	6/1/2015
Riskonnect, Inc.		575,426	575,426	8/1/2015
SCVNGR, Inc.		2,352,638	2,352,638	10/1/2016
SnapLogic, Inc.		2,330,274	2,330,274	7/1/2016
SoundHound, Inc.		4,180,337	4,180,337	5/1/2017
STG-Impact Holdings Corp.		8,786,785	8,786,785	3/1/2016
StreetLight Data		228,182	228,182	12/1/2016
Superfish, Inc.		970,653	970,653	10/1/2015
Target Data, Inc.		624,919	624,919	9/1/2015
The Cloudscaling Group, Inc.		1,708,603	1,708,603	9/1/2015
Top Hat Monocle Corp.		944,150	944,150	7/1/2016
Vuemix, Inc.		164,852	164,852	8/1/2015
Workspot, Inc.		213,048	213,048	9/1/2016
Xceedium, Inc.		535,145	535,145	4/1/2015
XOS Technologies, Inc.		990,373	1,100,373	*
Subtotal:	31.3%	$ 60,683,186	$ 63,300,186

Technology Services
Akademos, Inc.		$ 827,130	$ 827,130	6/1/2017
BidPal, Inc.		969,754	969,754	12/1/2015
Blazent, Inc.		927,116	927,116	5/1/2016
Boost Media, Inc.		893,456	893,456	11/1/2016
BountyJobs, Inc.		1,408,096	1,408,096	7/1/2015
Callisto Media, Inc.		831,240	831,240	9/1/2016
DigitalPath, Inc.		1,709,497	1,709,497	1/1/2016
FSA Store, Inc.		709,863	709,863	9/1/2017
Grassroots Unwired, Inc.		106,696	106,696	8/1/2016
Maxi Mobility, Inc.		222,904	222,904	7/1/2016
Perfect Market, Inc.		2,480,014	2,480,014	1/1/2016
Rated People, Ltd.		3,225,704	3,225,704	12/1/2016
The New Orleans Exchange, Inc.		4,926,946	4,926,946	1/1/2016
Subtotal:	9.9%	$ 19,238,416	$ 19,238,416

Wireless
AppStack, Inc.		$ 370,818	$ 370,818	12/1/2015

Azumio, Inc.		980,427	980,427	8/1/2015
Cellfire, Inc.		421,120	421,120	12/1/2014
Corona Labs, Inc.		490,545	613,545	2/1/2016
Flint Mobile, Inc.		1,016,916	1,016,916	1/1/2016
GPShopper, LLC		862,562	862,562	7/1/2017
July Systems, Inc.		716,551	716,551	10/1/2014
Meru Networks, Inc.		6,479,069	6,479,069	8/1/2015
Physical Graph Corporation		1,901,737	1,901,737	4/1/2017
Quixey, Inc.		3,256,074	3,256,074	6/1/2016
Receivd, Inc.		223,346	223,346	11/1/2016
SpiderCloud Wireless Inc.		2,291,176	2,291,176	12/1/2016
StarMaker Interactive, Inc.		226,525	226,525	2/1/2015
Zipit Wireless, Inc.		393,004	393,004	10/1/2014
Subtotal:	10.1%	$ 19,629,870	$ 19,752,870

Total (Cost of $305,158,484):	151.2%	$ 293,800,885	$ 306,958,484

*As of December 31, 2013, loans with a cost basis of $21.0 million and a fair value of $9.9 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of September 30, 2014 and December 31, 2013, the Fund had unexpired unfunded commitments to borrowers of $44.1 million and $57.4 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2014.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of September 30, 2014 and December 31, 2013. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below tables are not intended to be all-inclusive, but rather to provide information on significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type
Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments Industry	9/30/2014	Methodologies	Unobservable Input	Range
Carrier Networking	$1,458,279	Liquidation	Investment Collateral	$1,458,279

Computer & Storage	$8,354,527	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	19%
		Liquidation	Investment Collateral	$416,093

Enterprise Networking	$1,916,877	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$68,204,823	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$5,000 - $453,896

Medical Devices	$12,879,556	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$243,351-$900,000

Other Healthcare	$22,590,465	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%

Other Technology	$50,867,499	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$241,491-$637,536

Security	$12,120,368	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$329,530

Software	$49,881,159	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$12,722-$222,362

Technology Services	$13,524,541	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$14,800,916	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$153,918-$235,459

	$256,599,010

Investment Type
Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments Industry	12/31/2013	Methodologies	Unobservable Input	Range
Computer & Storage	$11,747,234	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$104,093

Enterprise Networking	$3,101,363	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$93,440,267	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0 - $453,896

Medical Devices	$18,547,137	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$215,448-$1,800,000

Other Healthcare	$26,276,653	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$2,029,493

Other Technology	$36,246,998	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$547,375-$1,223,125

Security	$2,577,024	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$312,631

Software	$60,683,186	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$44,866 - $990,373

Technology Services	$19,238,416	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$19,629,870	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Others (*)	$2,312,737	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	24%

	$293,800,885
* Other loans are comprised of companies in the Biotechnology and Carrier Networking industries.

The following table presents the balances of assets and liabilities as of September 30, 2014 and December 31, 2013 measured at fair value on a recurring basis:

As of September 30, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$256,599,010	$256,599,010
Interest rate cap	—	210,001	—	$210,001
Cash equivalents	5,840,663	—	—	5,840,663
Total	$5,840,663	$210,001	$256,599,010	$262,649,674

LIABILITIES:
Interest rate swap agreements	$—	$—	$—	$—
Total	$—	$—	$—	$—

As of December 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$293,800,885	$293,800,885
Cash equivalents	35,377,189	—	—	35,377,189
Total	$35,377,189	$—	$293,800,885	$329,178,074

LIABILITIES:
Interest rate swap agreement	$—	$853,099	$—	$853,099
Total	$—	$853,099	$—	$853,099

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2014				For the Nine Months Ended September 30, 2014
	Loans	Warrants	Stock	Conv. Note	Loans	Warrants	Stock	Conv. Note
Beginning balance	$270,933,126	$—	$—	$—	$293,800,885	$—	$—	$—
Acquisitions and originations	33,435,000	1,412,428	72,831	178,357	95,500,000	7,077,893	307,557	240,281
Principal reductions	(46,915,033)	—	—	—	(129,039,062)	—	—	—
Distribution to shareholder	—	(1,412,428)	(72,831)	(178,357)	—	(7,077,893)	(307,557)	(240,281)
Net change in unrealized gain (loss) from investments	(851,000)	—	—	—	(1,669,932)	—	—	—
Net realized loss from investments	(3,083)	—	—	—	(1,992,881)	—	—	—
Ending balance	$256,599,010	$—	$—	$—	$256,599,010	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2014	$(1,411,000)				$(3,930,522)

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Loans	Warrants	Loans	Warrants	Stock
Beginning balance	$320,102,329	$—	$313,848,702	$—	$—
Acquisitions and originations	31,566,364	2,604,343	124,352,523	9,033,854	262,252
Principal reductions	(38,817,982)	—	(118,985,517)	—	—
Distribution to shareholder	—	(2,604,343)	—	(9,033,854)	(262,252)
Net change in unrealized loss from investments	(1,899,563)	—	(6,490,138)	—	—
Net realized loss from investments	(686,859)	—	(2,461,281)	—	—
Ending balance	$310,264,289	$—	$310,264,289	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2013	$(1,899,563)		$(8,493,701)

4.	EARNINGS PER SHARE

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

As of September 30, 2014 and December 31, 2013, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2014, was $294.0 million.  Total contributed capital to the Company through September 30, 2014 and December 31, 2013 was $279.3 million, of which $241.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2014 and 2013.

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Cash distributions	$62,800,000	$24,600,000
Distributions of equity securities	7,625,731	9,296,106

Total distributions to shareholder	$70,425,731	$33,896,106

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

The Fund established a secured revolving loan facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA on September 23, 2011 (the "Loan Agreement").

The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirely on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month repayment plan and a subsequent 18-month amortized repayment plan. Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate loans (as defined in the Loan Agreement) or LIBOR loans. As of September 30, 2014, $113.9 million was outstanding under the Loan Agreement. The Loan Agreement will terminate on March 23, 2017, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.

Borrowings under the Loan Agreement are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. The Fund pays a commitment fee of 0.325 percent (annual fee paid quarterly) based on the total unused portion of the facility.  The Fund pays interest on its borrowings . The facility revolves for 12 months, at which time the Loan Agreement size begins to reduce.

Bank fees of $280,000 were incurred in connection with the renewal of the facility on September 30, 2014. The bank fees and other costs incurred will be capitalized and amortized to interest expense on a straight line basis over the expected life of the facility. Fees and costs previously incurred under the facility have been fully amortized.

The facility contains various covenants including financial covenants related to: (i) debt to net worth ratio, (ii) minimum debt service coverage ratio, (iii) interest coverage ratio, (iv) asset coverage, (v) asset coverage under investment company act, (vi) maximum loan loss reserves, and (vii) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2014, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2014:

Roll-Over Date	Amount	Maturity Date (*)	Floating Interest Rate
September 23, 2014	$103,850,000	10/23/2014	2.91%
September 23, 2014	$10,000,000	10/23/2014	2.91%
TOTAL OUTSTANDING	$113,850,000
(*) Loan was subsequently rolled for a 22-day LIBOR loan, maturing on November 14, 2014. Management intends to roll the outstanding amount for a 30-day LIBOR loan, maturing on December 14, 2014.

7. INTEREST RATE SWAP AGREEMENTS

On February 18, 2011 and June 26, 2012, the Fund entered into an interest rate swap transaction with Union Bank, N.A. and Wells Fargo Bank, N.A., respectively, to convert floating rate liabilities to fixed rates. The purpose of the interest rate swap agreement was to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund adjusted the notional principal amount as the outstanding balance under the debt facility changed. The interest rate swap agreements terminated on September 23, 2014.

As of September 30, 2014, change in unrealized gain from hedging activities of $0.8 million, and net realized loss from hedging activities of $0.7 million, for the nine months ended September 30, 2014, were included in net realized and change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.

As of September 30, 2014 and December 31, 2013, the fair value of the Fund's derivative financial instruments were as follows:

	Liability Derivatives
	September 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Accounts payable and other accrued liabilities	$—	Accounts payable and other accrued liabilities	$853,099

For the three and nine months ended September 30, 2014 and 2013, the derivative financial instruments had the following effect on the Fund's Condensed Statements of Operations:

		For the three months ended		For the nine months ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest rate swap agreements	Net realized and unrealized gain (loss) from hedging activities	$165,182	$(146,149)	$116,750	$(159,410)

8. INTEREST RATE CAP AGREEMENT

As of September 30, 2014, the Fund has entered into interest rate cap transactions with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A. with a notional principal amount of $42 million for each agreement, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. The Fund paid upfront fees of $0.1 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 30-day LIBOR. Payments, if necessary are made monthly and will terminate on March 23, 2017.

As of September 30, 2014 and December 31, 2013, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	September 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreement	Other Assets	$210,001	Other Assets	$—

For the three and nine months ended September 30, 2014 , the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Interest rate cap agreement	Net change in unrealized gain (loss) from hedging activities	$19,998	$19,998

9.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2014.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013

Total return **	5.54%	4.49%	16.04%	13.30%

Per share amounts:
Net asset value, beginning of period	$1,679.80	$1,961.82	$1,943.66	$1,959.29
Net investment income	94.32	113.65	296.66	335.88
Net realized and change in unrealized
gain (loss) from investments and
hedging activities	(6.68)	(27.33)	(35.26)	(91.11)
Net increase in net assets from operation	87.64	86.32	261.40	244.77
Distributions of income to shareholder	(93.34)	(103.90)	(269.77)	(303.00)
Return of capital to shareholder	(173.30)	0.86	(434.49)	(35.96)
Capital contribution	—	—	—	80.00

Net asset value, end of period	$1,500.80	$1,945.10	$1,500.80	$1,945.10

Net assets, end of period	$150,079,818	$194,510,345	$150,079,818	$194,510,345

Ratios to average net assets:

Expenses*	7.72%	7.12%	7.15%	7.24%
Net investment income*	23.41%	23.37%	22.74%	23.10%
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

Transactions with Venture Lending & Leasing V, Inc. (“Fund V”)

The Manager also served as investment manager for Fund V, which was dissolved on August 6, 2014 and no longer funded any commitments. However, prior to the dissolution of Fund V, the Fund's Board of Directors determined that so long as Fund V has capital available to invest in loan transactions with final maturities earlier than December 31, 2015 (the date on which Fund V was planned to be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”). Initially the amount of each Investment was allocated 50% to the Fund and 50% to Fund V so long as Fund V had capital available to invest. After February 2011, Fund V was no longer permitted to enter into new commitments to borrowers, after June 2014, the Fund was no longer permitted to enter into new commitments to borrowers; however, both the Fund and Fund V are permitted to fund existing commitments. While investing the Fund's capital in the same companies in which Fund V is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII. The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved), the Fund had invested in each portfolio company in which Fund VII invested (“Investments”). Initially the amount of each Investment had been allocated 50% to the Fund and 50% to Fund VII so long as the Fund has capital available to invest. After June 2014, the Fund was no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments. While investing the Fund's capital in the same companies in which Fund VII is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2014 and 2013

Total investment income for the three months ended September 30, 2014 and 2013 was $12.5 million and $14.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the nine months ended September 30, 2014 and 2013 was $39.0 million and $44.1 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The decrease in investment income is due to the decrease in the average loans outstanding from $308.9 million for the three months ended September 30, 2013 to $259.1 million for the three months ended September 30, 2014, and the decrease in the average loans outstanding from $305.6 million for the nine months ended September 30, 2013 to $270.5 million for the nine months ended September 30, 2014. This decrease is offset by a slight increase in average interest rates from 18.79% for the nine months ended September 30, 2013 to 18.83% for the nine months ended September 30, 2014, and from 18.44% for the three months ended September 30, 2013 to 19.35% for the three months ended September 30, 2014 due to a larger number of loan pay-offs in the three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility of values ascribed to warrants, and new loans funded during the year and early payoffs.

Management fees for the three months ended September 30, 2014 and 2013 were $1.7 million and $2.1 million, respectively. Management fees for the nine months ended September 30, 2014 and 2013 were $5.5 million and $6.4 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because assets under management as of September 30, 2014 were lower than assets as of September 30, 2013.

Total interest expense was $1.2 million for the three months ended September 30, 2014 and 2013. Total interest expense was $3.4 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively. Interest expense slightly decreased primarily due to the decreased average borrowings, which decreased from $140.0 million for the three months ended September 30, 2013 to $117.9 million for the three months ended September 30, 2014, and from $138.8 million for the nine months ended September 30, 2013 to $123.2 million for the nine months ended September 30, 2014. These decreases in average borrowings were offset partially by the increased interest rate from 3.48% for the three and nine months ended September 30, 2013 to 4.18% and 3.7% for the three and nine months ended September 30, 2014, respectively.

Total banking and professional fees were $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively. Total banking and professional fees were $0.3 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. These fees decreased in 2014 primarily because of decreased legal fees.

Total other operating expenses were $0.1 million and less than $0.1 million for the three months ended September 30, 2014 and 2013, respectively. Total other operating expenses were $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Net investment income for the three months ended September 30, 2014 and 2013, was $9.4 million and $11.4 million, respectively. Net investment income for the nine months ended September 30, 2014 and 2013, was $29.7 million and $33.6 million, respectively.

Net realized loss from investments was less than $0.1 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively. Net realized loss from investments was $2.0 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Net change in unrealized loss from investments was $0.9 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively. Net change in unrealized loss from investments was $1.7 million and $6.5 million for the nine months ended September 30, 2014 and 2013, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net realized and change in unrealized gain (loss) from hedging activities was $0.2 million and ($0.1 million) for the three months ended September 30, 2014 and 2013, respectively. Net realized and change in unrealized gain

(loss) from hedging activities was less than $0.1 million and ($0.2 million) for the nine months ended September 30, 2014 and 2013, respectively. The realized and unrealized gain (loss) consists of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates, which terminated on September 23, 2014 (see Note 7 in the Fund's financial statements). On September 30, 2014, the Fund entered into interest rate cap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 8 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended September 30, 2014 and 2013 was $8.8 million and $8.6 million, respectively. Net increase in net assets resulting from operations for the nine months ended September 30, 2014 and 2013 was $26.1 million and $24.5 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $87.64 and $86.32 for the three months ended September 30, 2014 and 2013, respectively and $261.40 and $244.78 for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources – September 30, 2014 and December 31, 2013

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of September 30, 2014. Committed capital to the Company at September 30, 2014 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital as of September 30, 2014 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

The Fund established a secured revolving debt facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA. The facility was extended through March 23, 2017 and the amount available reduced to $120 million. The facility revolves for 12 months and then the size of the facility will begin to reduce. As of September 30, 2014 and December 31, 2013, the outstanding balance under the facility was $113.9 million and $134.2 million, respectively. The facility draws expired on October 23, 2014 and were rolled over to November 14, 2014. Management intends to roll the outstanding balance for a 30-day LIBOR loan, maturing on December 14, 2014.

As of September 30, 2014 and December 31, 2013, 2% and 11%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2014. Amounts disbursed under the Fund's loan commitments totaled approximately $95.5 million million during the nine months ended September 30, 2014.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $37.2 million for the same period.  Unexpired, unfunded commitments totaled approximately $44.1 million as of September 30, 2014.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2014	$703.0 million	446.4 million	$256.6 million	$44.1 million
December 31, 2013	$607.5 million	$313.7 million	$293.8 million	$57.4 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2014, the outstanding debt balance was $113.9 million with interest based on an interest rate of 0.16%, for which the Fund had an interest rate cap in place at 0.70% on $84 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity at 0.54% for the capped portion of the debt facility, which the Manager does not believe is material to the financial statements. A 1% change in interest rate on the uncapped portion of the debt facility would increase interest expense by $0.3 million for the year, which the Manager does not believe is material to the financial statements.

Although the Manager believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it makes estimates to adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2013 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the nine months ended September 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through September 30, 2014 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 7, 2014	Date:	November 7, 2014

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.