Form 10-K
period 2014-12-31
Venture Lending & Leasing VI, Inc.
filed 2015-03-17
CIK 1482199

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 17, 2015 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 13, 2015	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VI, Inc. (the “Fund”) was incorporated in Maryland on January 11, 2010, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VI, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in January 2010.  As of December 31, 2014, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
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

The Fund’s investment objectives, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changed by the Fund’s board of directors at any time. The Fund has invested in transactions with Venture Lending & Leasing V, Inc. ("Fund V") and Venture Lending & Leasing VII, Inc. ("Fund VII") generally in the form of independent loan commitments to the same venture capital-backed companies. See the discussion herein under the caption “Risk Factors – Conflicts of Interest”.
Regulation. As a BDC, the Fund is required to invest in eligible portfolio companies and (with certain exceptions) make available to them significant managerial assistance.  Eligible portfolio companies, and the regulations governing assets a BDC can acquire, are described under the heading “Investment Program” above.
The Fund, as a BDC, may sell its own securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale.  A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions.  As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.
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
Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund has ceased to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company's offering of membership interest) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution).  The Fund's Articles of Incorporation provide that, on December 31, 2020, the Fund automatically will be dissolved without any action by its shareholder.  From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2020, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date.  Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market.  As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution.  In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders.  In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
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
Global Economic Risks.  The ability of the Fund to provide an acceptable return may be adversely affected by economic and business factors to which global marketplace is subject.  These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of further terrorist attacks against the United States; the effects of strikes, labor disputes and foreign political unrest; and uncertainty of the recovery of the U.S. economy.
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
Challenges in Financial Markets.  The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject.  The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing could result in a low volume of purchase and sale transactions for certain investments, limiting the number of observable inputs available to Management in making their estimates of fair value. Market turmoil could have a material adverse effect on the Fund's business and operations. Market turmoil could impact the Fund's ability to secure a debt facility at terms acceptable to the Fund.  Should the Fund not be able to secure a facility of the size it seeks, the Fund's ability to utilize leverage to maximize the return it achieves on investments will be impaired.

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  A weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could continue to deteriorate and remain weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

CONFLICTS OF INTEREST

Transactions with Fund V.  The Manager also served as investment manager for Fund V, which was dissolved on August 6, 2014 and no longer funds any commitments. However, prior to the dissolution of Fund V, the Fund's Board of Directors determined that so long as Fund V had capital available to invest in loan transactions with final maturities earlier than December 31, 2015 (the date on which Fund V was planned to be dissolved), the Fund would invest in each portfolio company in which Fund V invested (“Investments”). Initially the amount of each Investment was allocated 50% to the Fund and 50% to Fund V so long as Fund V had capital available to invest. After February 2011, Fund V was no longer permitted to enter into new commitments to borrowers. As of June 30, 2014, the Fund was no longer permitted to enter into new commitments to borrowers; however, the Fund was permitted to fund existing commitments.

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

Transactions with Fund VII.  The Manager also serves as investment manager for Fund VII. The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund VII invests (“Investments”). Initially the amount of each Investment had been allocated 50% to the Fund and 50% to Fund VII so long as the Fund had capital available to invest. As of June 30, 2014, the Fund was no longer permitted to enter into new commitments to borrowers; however, the Fund was permitted to fund existing commitments.

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
The number of holders of record of the Fund's Common Stock at March 17, 2015 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2014, the Fund had distributed $204.6 million to date to its shareholder, of which $147.7 million was in cash.

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

	For the Year Ended December 31
	2014	2013	2012	2011	2010*
Statement of Operations Data:
Investment income:
Interest on loans	$49,218,072	$59,366,653	$43,739,317	$18,988,607	$1,117,908
Other interest and other income	401,840	100,285	186,205	23,269	7,434
Total investment income	49,619,912	59,466,938	43,925,522	19,011,876	1,125,342
Expenses:
Management fees	7,004,350	8,435,598	7,615,663	7,350,000	3,715,274
Interest expense	4,301,581	4,801,009	4,161,447	1,662,063	—
Banking and professional fees	475,184	549,267	350,339	211,050	130,371
Organizational costs	—	—	—	—	122,079
Other operating expenses	217,273	167,085	142,283	120,789	65,875
Total expenses	11,998,388	13,952,959	12,269,732	9,343,902	4,033,599
Net investment income (loss)	37,621,524	45,513,979	31,655,790	9,667,974	(2,908,257)

Net realized (loss) gain from investments	(1,990,790)	(3,582,446)	(1,377,330)	360,960	—
Net change in unrealized loss from investments	(805,414)	(7,163,165)	(3,295,924)	(898,509)	—
Net realized and change in unrealized gain (loss) from hedging activities	99,592	(210,953)	(1,233,646)	(1,370,765)	—
Net realized and change in unrealized loss from investment and hedging activities	(2,696,612)	(10,956,564)	(5,906,900)	(1,908,314)	—

Net increase (decrease) in net assets resulting from operations	$34,924,912	$34,557,415	$25,748,890	$7,759,660	$(2,908,257)

AMOUNTS PER COMMON SHARE:
Net increase (decrease) in net assets resulting from operations	$349.25	$345.57	$257.49	$77.60	$(29.08)
Weighted average shares outstanding	100,000	100,000	100,000	100,000	100,000

	As of December 31,
	2014	2013	2012	2011	2010*
Balance sheet data:
Loans	$227,745,693	$293,800,885	$313,848,702	$174,777,564	$29,312,847
Net assets	$137,015,488	$194,365,857	$195,928,871	$131,409,460	$33,106,540
* From June 29, 2010, commencement of operations, through December 31, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Results of Operations – For the years ended December 31, 2014, 2013 and 2012

Total investment income for the years ended December 31, 2014, 2013 and 2012 was $49.6 million, $59.5 million and $43.9 million respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and unamortized warrants. The average gross outstanding performing loans calculated on a monthly basis was $261.2 million as of December 31, 2014, $302.4 million as of December 31, 2013 and $241.0 million as of December 31, 2012. The average interest rate on gross outstanding performing loans was 18.68% for the year ended December 31, 2014, 19.31% for the year ended December 31, 2013 and 18.15% for the year ended December 31, 2012. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the years ended December 31, 2014, 2013 and 2012 were $12.0 million, $14.0 million and $12.3 million respectively. Management fees were calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $7.0 million for the year ended December 31, 2014, $8.4 million for the year ended December 31, 2013 and $7.6 million for the year ended December 31, 2012. Management fees decreased in 2014 due to the decline in assets under management.
Total interest expense was $4.3 million, $4.8 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest expense decreased in 2014 due to a decrease in average debt outstanding to $119.9 million in 2014, from $137.8 million in 2013 and $108.5 million in 2012. This decrease was partially offset by an increase in the interest rate to 3.59% in 2014 from 3.48% in 2013 and 3.84% in 2012. The Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility on January 14, 2011. The facility was extended through March 23, 2017 (see Note 6).
The banking and professional fees were $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The banking and professional fees was comprised of legal, audit and other professional fees. These fees rose in 2014 and 2013 primarily because of increased legal and accounting fees as the Fund continued to grow.

Other operating expenses were $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.

Net investment income for the years ended December 31, 2014, 2013 and 2012 was $37.6 million, $45.5 million and $31.7 million, respectively.

Total net realized loss from investments was $2.0 million, $3.6 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The realized gain consists of recoveries of previously written off or reserved uncollectible loans, reduced by write offs.

Net change in unrealized loss from investments was $0.8 million, $7.2 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The unrealized loss consists of fair market value adjustments taken against loans.

Net realized and change in unrealized gain (loss) from hedging activities was $0.1 million, $(0.2) million and $(1.2) million for the years ended December 31, 2014, 2013 and 2012, respectively. The realized and change in unrealized loss from hedging activities consists of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction. The Fund entered into an interest rate swap transaction with Union Bank, N.A. to convert floating rate liabilities to fixed rates on February 18, 2011 and entered into an additional interest rate swap transaction with Wells Fargo Bank, N.A. on June 26, 2012. Both interest rate swap transactions terminated on September 23, 2014 (see Note 8). On September 30, 2014, the Fund entered into interest rate cap transactions with MUFG Union Bank, N.A and Wells Fargo Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 9).
Net increase in net assets resulting from operations for the years ended December 31, 2014, 2013 and 2012 was $34.9 million, $34.6 million and $25.7 million, respectively. On a per share basis, for the years ended December 31, 2014, 2013 and 2012, there was a net increase in net assets resulting from operations of $349.25, $345.57 and $257.49.
Liquidity and Capital Resources - December 31, 2014 and 2013
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2014 the Company had received subscriptions for capital in the amount of $294.0 million, of which $279.3 million had been called and received. As of December 31, 2014, $14.7 million of capital remains uncalled. The remaining $14.7 million in committed capital as of December 31, 2014 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.
As of December 31, 2014 and 2013, 6% and 11%, respectively, of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2014. Amounts disbursed under the Fund’s loan commitments was $104.6 million for the year ended December 31, 2014. Net loan amounts outstanding after amortization and valuation adjustment were approximately $227.7 million as of December 31, 2014. Unexpired unfunded commitments as of December 31, 2014 were approximately $21.2 million.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2014	$712,034,984	$484,289,291	$227,745,693	$21,172,500
December 31, 2013	$607,467,484	$313,666,599	$293,800,885	$57,390,000
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
The Fund established a secured revolving loan facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA on September 23, 2011 (the "Loan Agreement").  The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirely on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month revolver plan and a subsequent 18-month amortized repayment plan. Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate loans (as defined in the Loan Agreement) or LIBOR loans. As of December 31, 2014, $106.6 million is outstanding under the facility. The Loan Agreement will terminate on March 23, 2017, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  Subsequent to year end, the Fund pre-emptively lowered the facility size to $94 million in order to size the facility in relation to the borrowing base.
The Fund has adequate cash reserves and approximately $30 million in quarterly scheduled receivable payments over the next year.  These amounts are sufficient to meet the declining commitment backlog and operational expenses of the Fund over the next year.  Since the Fund is no longer making new commitments, liquidity demands will continue to decrease.  Additionally, the Fund has access to $14.7 million in uncalled capital as a potential liquidity source, however, we believe it is highly unlikely that this should be needed. The Fund no longer needs to borrow as the Fund has sufficient cash on hand and from operations to meet the Fund’s foreseeable cash needs.

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
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2014, the outstanding debt balance was $106.6 million with interest based on an interest rate of 0.17%, for which the Fund had an interest rate cap in place at 0.70% on $82 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity at 0.53%, which we do not believe is material to the financial statements.
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

December 31, 2014 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Investment Income:
Interest on loans	$13,777,666	$12,312,501	$12,532,551	$10,595,354
Other interest and other income	289,015	69,239	9,515	34,071
Total investment income	14,066,681	12,381,740	12,542,066	10,629,425
Expenses:
Management fees	1,969,748	1,832,803	1,665,838	1,535,961
Interest expense	1,100,541	1,084,899	1,232,582	883,559
Banking and professional fees	104,308	51,069	152,787	167,020
Other operating expenses	49,764	22,019	58,373	87,117
Total expenses	3,224,361	2,990,790	3,109,580	2,673,657
Net investment income	10,842,320	9,390,950	9,432,486	7,955,768

Net realized gain (loss) from investments	(1,309,141)	(680,657)	(3,083)	2,091
Net change in unrealized gain (loss) from investments	1,186,141	(2,005,073)	(851,000)	864,518
Net realized and change in unrealized (loss) gain from hedging activities	(43,108)	(5,324)	185,180	(37,156)
Net realized and change in unrealized gain (loss) from investment and hedging activities	$(166,108)	$(2,691,054)	$(668,903)	$829,453
Net increase in net assets resulting from operations	$10,676,212	$6,699,896	$8,763,583	$8,785,221
Amount per common share:
Net increase in net assets resulting from operations	$106.76	$67.00	$87.64	$87.85
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2013 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Investment Income:
Interest on loans	$14,224,818	$14,955,616	$14,829,051	$15,357,168
Other interest and other income	82,690	15,522	537	1,536
Total investment income	14,307,508	14,971,138	14,829,588	15,358,704
Expenses:
Management fees	2,083,111	2,173,816	2,093,439	2,085,232
Interest expense	1,169,820	1,234,192	1,218,791	1,178,206
Banking and professional fees	176,588	164,689	121,586	86,404
Other operating expenses	27,557	25,502	30,732	83,294
Total expenses	3,457,076	3,598,199	3,464,548	3,433,136
Net investment income	10,850,432	11,372,939	11,365,040	11,925,568

Net realized loss from investments	(842,496)	(931,926)	(686,859)	(1,121,165)
Net change in unrealized loss from investments	(2,999,575)	(1,591,000)	(1,899,563)	(673,027)
Net realized and change in unrealized gain (loss) from hedging activities	16,413	(29,675)	(146,149)	(51,542)
Net realized and change in unrealized loss from investment and hedging activities	$(3,825,658)	$(2,552,601)	$(2,732,571)	$(1,845,734)
Net increase in net assets resulting from operations	$7,024,774	$8,820,338	$8,632,469	$10,079,834
Amount per common share:
Net increase in net assets resulting from operations	$70.25	$88.20	$86.32	$100.80
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2012 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Investment Income:
Interest on loans	$8,756,858	$11,127,932	$11,679,874	$12,174,653
Other interest and other income	159,489	473	25,785	458
Total investment income	8,916,347	11,128,405	11,705,659	12,175,111
Expenses:
Management fees	1,837,500	1,836,753	1,844,880	2,096,530
Interest expense	850,051	965,709	1,160,296	1,185,391
Banking and professional fees	123,155	68,365	69,908	88,911
Other operating expenses	23,408	36,198	27,243	55,434
Total expenses	2,834,114	2,907,025	3,102,327	3,426,266
Net investment income (loss)	6,082,233	8,221,380	8,603,332	8,748,845
Net realized loss from investments	—	—	(24,561)	(1,352,769)
Net change in unrealized gain (loss) from investments	(425,000)	(1,755,338)	(1,198,871)	83,285
Net realized and change in unrealized loss from hedging activities	(396,706)	(308,906)	(505,935)	(22,099)
Net realized and change in unrealized loss from investment and hedging activities	(821,706)	(2,064,244)	(1,729,367)	(1,291,583)
Net increase in net assets resulting from operations	$5,260,527	$6,157,136	$6,873,965	$7,457,262
Amount per common share:
Net increase in net assets resulting from operations	$52.61	$61.57	$68.74	$74.57
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) released an updated version of its Internal Control - Integrated Framework to reflect certain significant changes in business and operational environments that have occurred since the original framework was introduced in 1992. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we

conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO’s 2013 updated Internal Control - Integrated Framework. Based on our evaluation under the 2013 COSO Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2014.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	70	Chairman, CEO, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	50	Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	50	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	63	Vice President, CFO, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	42	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 13, 2015 (“Proxy Statement”) under the captions “Proposal 1 - To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2014 and 2013
Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Statements of Changes in Net Assets for the years ended December 31, 2014, 2013 and 2012
Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Financial Statements
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
VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 17, 2015		Date:	March 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ William Miller	Director	March 17, 2015
William R. Miller

By:	/S/ Roger V. Smith	Director	March 17, 2015
Roger V. Smith

By:	/S/ Ronald W. Swenson	Chairman & Director	March 17, 2015
Ronald W. Swenson

By:	/S/ Alan Zafran	Director	March 17, 2015
Alan Zafran

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 17, 2015
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Venture Lending & Leasing VI, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VI, Inc. (the "Fund") as of December 31, 2014 and 2013, and the related statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2014, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing VI, Inc. as of December 31, 2014 and 2013, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include nonmarketable investments valued at $227.7 million (93% of total assets) and $293.8 million (88% of total assets) as of December 31, 2014 and 2013, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 17, 2015
San Francisco, California

VENTURE LENDING & LEASING VI, INC.
Statements of Assets and Liabilities
As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS
Loan, at estimated fair value
(Cost of $239,908,705 and $305,158,484)	$227,745,693	$293,800,885
Other Investment	149,844	$—
(Cost of $207,000 and $0)
Cash and cash equivalents	14,006,961	35,377,189
Other assets	3,851,394	4,458,893

Total assets	245,753,892	333,636,967

LIABILITIES
Borrowings under debt facility	106,550,000	134,200,000
Accrued management fees	1,528,462	2,085,231
Accounts payable and other accrued liabilities	659,942	2,985,879

Total liabilities	108,738,404	139,271,110

NET ASSETS	$137,015,488	$194,365,857

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Return of capital distributions	(89,381,087)	(32,040,189)
Accumulated deficit	(15,128,425)	(15,118,954)
Net assets (equivalent to $1,370.15 and $1,943.66 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$137,015,488	$194,365,857

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
INVESTMENT INCOME:
Interest on loans	$49,218,072	$59,366,653	$43,739,317
Other interest and other income	401,840	100,285	186,205
Total investment income	49,619,912	59,466,938	43,925,522

EXPENSES:
Management fees	7,004,350	8,435,598	7,615,663
Interest expense	4,301,581	4,801,009	4,161,447
Banking and professional fees	475,184	549,267	350,339
Other operating expenses	217,273	167,085	142,283
Total expenses	11,998,388	13,952,959	12,269,732
Net investment income	37,621,524	45,513,979	31,655,790

Net realized loss from investments	(1,990,790)	(3,582,446)	(1,377,330)
Net change in unrealized loss from investments	(805,414)	(7,163,165)	(3,295,924)
Net realized and change in unrealized gain (loss) from hedging activities	99,592	(210,953)	(1,233,646)
Net realized and change in unrealized loss from investment and hedging activities	(2,696,612)	(10,956,564)	(5,906,900)

Net increase in net assets resulting from operations	$34,924,912	$34,557,415	$25,748,890
Net increase in net assets resulting from operations per share	$349.25	$345.57	$257.49
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Changes In Net Assets
For the Years Ended December 31, 2014, 2013 and 2012

	For the Year ended	For the Year ended	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net increase in net assets resulting from operations:
Net investment income	$37,621,524	$45,513,979	$31,655,790
Net realized loss from investments	(1,990,790)	(3,582,446)	(1,377,330)
Net change in unrealized loss from investments	(805,414)	(7,163,165)	(3,295,924)
Net realized and change in unrealized gain (loss) from hedging activities	99,592	(210,953)	(1,233,646)

Net increase in net assets resulting from operations	34,924,912	34,557,415	25,748,890
Distributions of income to shareholder	(34,934,383)	(40,812,332)	(29,594,153)
Return of capital to shareholder	(57,340,898)	(3,308,097)	(12,635,326)
Contributions from shareholder	—	8,000,000	81,000,000
Total increase (decrease)	(57,350,369)	(1,563,014)	64,519,411

Net assets
Beginning of year	194,365,857	195,928,871	131,409,460

End of year	$137,015,488	$194,365,857	$195,928,871

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$34,924,912	$34,557,415	$25,748,890
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from investments	1,990,790	3,582,446	1,377,330
Net change in unrealized loss from investments	805,414	7,163,165	3,295,924
Net change in unrealized (gain) loss from hedging activities	(795,943)	(908,248)	549,339
Amortization of deferred costs related to borrowing facility	425,848	491,799	489,075
Net (increase) decrease in other assets	544,634	400,838	(1,659,121)
Receipt of equity securities as payment for waiver	(327,440)	(587,537)	(85,603)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	(2,029,607)	463,283	318,892
Origination of loans	(104,567,500)	(168,188,165)	(227,538,293)
Principal payments on loans	166,465,742	175,892,097	83,261,571
Acquisition of equity securities	(6,787,095)	(10,334,618)	(14,841,547)
Net cash provided by (used in) operating activities	90,649,755	42,532,475	(129,083,543)

Contributions from shareholder	—	8,000,000	81,000,000
Cash distribution to shareholder	(83,800,000)	(31,600,000)	(26,770,000)
Borrowings (repayment) under debt facility	(27,650,000)	11,800,000	64,000,000
Investment in interest rate cap agreement	(230,000)	—	—
Payment of bank facility and fees and costs	(339,983)	(11,600,000)	(16,787)
Net cash provided by (used in) financing activities	(112,019,983)	(23,400,000)	118,213,213
Net increase (decrease) in cash and cash equivalents	(21,370,228)	19,132,475	(10,870,330)
CASH AND CASH EQUIVALENTS:
Beginning of year	35,377,189	16,244,714	27,115,044
End of year	$14,006,961	$35,377,189	$16,244,714
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$4,602,356	$4,316,596	$3,245,154
Settlement under interest rate swap agreement	$696,351	$1,119,201	$684,307
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$8,475,281	$12,520,429	$15,459,479
Receipt of equity securities as repayment of loans	$1,360,746	$1,598,274	$532,330

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Notes to Financial Statements for the Years Ended December 31, 2014 and 2013
1. ORGANIZATION AND OPERATIONS OF THE FUND
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
As of December 31, 2014 and 2013, the financial statements include nonmarketable investments ($227.7 million and $293.8 million or approximately 93% and 88% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board. Due to the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
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

As of December 31, 2014, loans with a cost basis of $18.5 million and a fair value of $7.3 million, have been classified as non-accrual. As of December 31, 2013, loans with a cost basis of $21.0 million and a fair value of $9.9 million, have been classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3 years prior to October 1, 2014 and 3.5 years from October 1, 2014 to December 31, 2014. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

On an annual basis, the Fund engages an independent valuation company to provide valuation assistance to value the warrants which are received as part of loan consideration. These warrants are immediately distributed to the Fund’s shareholder. This independent third party evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates several of the inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the independent calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second party. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.

As of December 31, 2014 and 2013, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

As of December 31, 2014 and 2013, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $106.6 million and $134.2 million, respectively.

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
Interest Rate Swap Agreements

The Fund entered into interest rate swap agreements to hedge its interest rate on its expected long term borrowings under its debt facility (see Note 8). Interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contracts were recorded at fair value in either other assets or accounts payable and other accrued liabilities in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counter party. The changes in fair value are recorded in net realized and change in unrealized gain (loss) from hedging activities in the Statements of Operations. The quarterly interest paid or received on the interest rate swap contracts was also recorded in net realized and change in unrealized gain (loss) from hedging activities in the Statements of Operations. The interest swap agreements terminated on September 23, 2014.
Interest Rate Cap Agreements

On September 30, 2014, the Fund entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in Other Investment in the Statements of Assets and Liabilities. The changes in fair value are recorded in Net realized and change in unrealized gain (loss) from hedging activities in the Statements of Operations. The monthly interest received on the interest rate cap contracts is also recorded in Net realized and change in unrealized gain (loss) from hedging activities in the Statements of Operations.

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
Challenges in Financial Markets
The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject. Valuations of loans may be adversely affected by these macro economic factors. The Fund's estimates of fair value are based on the best information available to the Manager as of the date of valuation. Restrictions on the availability of financing could result in a low volume of purchase and sale transactions, limiting the number of observable inputs available to Management in making their estimates of fair value. The market turmoil could have a material adverse effect on the Fund's business and operations. Market turmoil could impact the Fund's ability to increase the size of its facility, should it seek to do so, thereby decreasing the Fund's ability to utilize leverage to maximize the return it achieves on investments.

Market conditions could also adversely impact the ability of the Fund's borrowers to meet their obligations to the Fund and the value of the Fund's direct investments in companies.  Most of the companies in which the Fund invests have not achieved profitability and require substantial equity financing to satisfy their continuing growth and working capital requirements.  A weak economy could hinder and possibly decrease the demand for such borrower's products and technology, thereby impairing such borrower's financial condition and ability to raise additional equity financing from outside investors.  This could result in an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund's direct equity investments.  U.S. and global economic conditions could deteriorate and become weak for an extended period of time. Additionally, it is possible that market conditions could decrease the demand for venture loans.

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was originally determined to be January 2014. Starting in October 2011, the estimated life of the facility changed to September 2014. Through September 30, 2014, the deferred bank fees and costs associated with the September 30, 2014 extended expiration date previously had been amortized over the estimated life of the facility.

The debt facility was extended again on September 23, 2014 and then on September 30, 2014, it was amended, restated and renewed through March 23, 2017. Deferred bank fees and costs associated with the renewal of the debt facility are being amortized over the estimated life of the renewed facility through March 23, 2017.

The amortization of these costs are recorded in interest expense in the Statements of Operations as of December 31, 2014 (see Note 6).

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

The Fund may pay return of capital. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $89.4 million and $32.0 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2011 and forward.
3.  SUMMARY OF INVESTMENTS
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2014, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except for that of Akademos, Inc., Beanstock Media, Inc., The Lucky Group, Inc. and YouDocs Beauty, Inc. which are subordinate.
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2014 and 2013, the weighted average interest rate on performing loans was 18.68% and 19.31% respectively. These rates were inclusive of both cash and non-cash interest income. For the year ended December 31, 2014 and of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2014 and 2013 the cash portion was 14.31% and 14.73%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
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

Loans as of December 31, 2014 are to non-affiliates and consist of the following:

		Estimated Fair	Par Value	Final
Borrower		Value 12/31/14	Value 12/31/14	Maturity Date
Carrier Networking
Treq Labs, Inc.		$ 1,823,279	$ 1,823,279	*
Subtotal:	1.3%	$ 1,823,279	$ 1,823,279

Computers & Storage
Clustrix, Inc.		$ 2,134,611	$ 2,134,611	5/1/2017
Connected Data, Inc.		1,881,044	1,881,044	5/1/2017
D-Wave Systems, Inc.		1,598,859	1,598,859	2/1/2017
Gridstore, Inc.		1,413,836	1,413,836	6/1/2017
Veloxum, Inc.		416,093	416,093	*
Vidcie, Inc.		431,642	431,642	12/1/2015
Subtotal:	5.7%	$ 7,876,085	$ 7,876,085

Enterprise Networking
Apprion, Inc.		$ 534,558	$ 534,558	4/1/2016
Splashtop, Inc.		1,127,792	1,127,792	5/1/2016

Subtotal:	1.2%	$ 1,662,350	$ 1,662,350

Internet
Behalf, Inc.		$ 1,488,729	$ 1,488,729	5/1/2017
Better Doctor, Inc.		304,363	304,363	6/1/2016
Change.org, Inc.		1,923,173	1,923,173	11/1/2016
CloudTalk, Inc.		5,000	124,008	*
CustomMade, Inc.		1,713,379	1,713,379	5/1/2017
DailyFeats, Inc.		210,068	210,068	1/1/2016
Desti, Inc.		38,983	43,283	*
Digital Caddies, Inc.		854,469	854,469	6/1/2017
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.		1,400,975	1,400,975	9/1/2016
Fast Labs, Inc.		373,488	373,488	3/1/2017
Fingi, Inc.		275,000	352,718	6/1/2018
FlipTop, Inc.		379,583	379,583	6/1/2017
Giddy Apps, Inc.		938,861	938,861	12/1/2017
Giga Omni Media, Inc.		2,498,405	2,498,405	2/1/2016
Giveforward, Inc.		474,588	474,588	7/1/2017
Good Eggs, Inc.		303,029	303,029	6/1/2016
Grovo Learning, Inc.		876,425	876,425	3/1/2017
HEXAGRAM 49, Inc.		421,188	421,188	1/1/2016
Inside Vault, Inc.		437,370	437,370	5/1/2017
Jun Group, LLC		710,184	710,184	2/1/2017
KargoCard, Co.		473,843	473,843	1/1/2016
Kitsy Lane, Inc.		193,730	193,730	12/1/2016
Kiwi Crate, Inc.		1,042,522	1,042,522	7/1/2017
Komli Media, Inc.		2,981,677	2,981,677	11/1/2015
Kulbyt, Inc.		109,363	109,363	8/1/2015
Lenddo International		1,045,505	1,045,505	12/1/2015
Lightside Games, Inc.		162,230	235,230	*
LocalResponse, Inc.		341,958	341,958	3/1/2016
MassDrop, Inc.		358,248	358,248	9/1/2017
MediaSpike, Inc.		207,440	207,440	12/1/2016
MeetMe, Inc.		1,322,995	1,322,995	4/1/2016
Minno, Inc.		1,588,734	1,588,734	3/1/2018
Moda Operandi, Inc.		125,127	125,127	12/1/2015
Modasuite, Inc.		1,256,711	1,256,711	7/1/2016
Monetate, Inc.		3,736,811	3,736,811	6/1/2018
Moveline Group, Inc.		—	929,799	*
Navigating Cancer, Inc.		934,389	934,389	7/1/2016
Osix Corp.		302,026	302,026	10/1/2016
PerformLine, Inc.		68,562	68,562	5/1/2015
Piryx, Inc.		1,511,061	1,511,061	6/1/2017
Pixalate, Inc.		407,620	407,620	3/1/2017
Playstudios, Inc.		3,400,117	3,400,117	6/1/2018

Pleying, Inc.		184,031	184,031	12/1/2016
Quantcast Corp.		7,331,527	7,331,527	4/1/2017
Quri, Inc.		1,906,998	1,906,998	6/1/2018
Radius Intelligence, Inc.		1,608,479	1,608,479	10/1/2017
Relay Network, LLC		435,496	435,496	7/1/2015
Retail Innovation Group		1,611,875	1,611,875	7/1/2016
Rivet Games, Inc.		123,082	190,082	*
The SavvySource For Parents, Inc.		396,598	396,598	12/1/2016
Schooltube, Inc.		68,222	108,222	*
ServiceMarketplace, Inc.		215,178	215,178	7/1/2017
Session M, Inc.		1,557,014	1,557,014	2/1/2017
Smart Lunches, Inc.		155,505	155,505	6/1/2016
Sociable Labs, Inc.		313,361	313,361	7/1/2016
TangoCard, Inc.		47,019	47,019	3/1/2015
The Black Tux, Inc.		722,390	722,390	2/1/2018
The Lucky Group, Inc.		4,845,416	5,345,416	8/1/2018
UserVoice, Inc.		317,346	317,346	11/1/2015
Waluzi, Inc.		79,987	79,987	8/1/2016
Weddington Way, Inc.		815,644	815,644	11/1/2016
WHI, Inc.		1,877,385	1,877,385	7/1/2017
YouDocs Beauty, Inc.		961,655	1,161,655	5/1/2018
Subtotal:	46.1%	$ 63,226,033	$ 65,426,858

Medical Devices
AxioMed, Inc.		$ 23,748	$ 1,569,748	*
Blockade Medical, LLC		463,868	463,868	9/1/2017
Cayenne Medical, Inc.		4,765,638	4,765,638	12/1/2017
Cervilenz, Inc.		1,823,990	1,823,990	4/1/2016
HourGlass Technologies, Inc.		243,351	869,351	*
MimOSA, Inc.		194,284	194,284	12/1/2015
NasoForm, Inc.		30,077	30,077	2/1/2015
Redox Medical, Inc.		500,000	3,600,000	*
Sonoma Orthopedic Products, Inc.		2,362,253	2,362,253	4/1/2016
Subtotal:	7.6%	$ 10,407,209	$ 15,679,209

Other Healthcare
Cogito Health, Inc.		$ 512,736	$ 512,736	4/1/2017
Health Integrated, Inc.		2,089,102	2,089,102	10/1/2017
HealthEquityLabs, Inc.		927,690	927,690	6/1/2018
Mulberry Health, Inc.		4,812,610	4,812,610	12/1/2017
Physician Software Systems, LLC		476,037	476,037	7/1/2017
Practice Fusion, Inc.		4,443,620	4,443,620	6/1/2016
Project Healthy Living, Inc.		892,851	892,851	10/1/2016
Therapydia, Inc.		602,420	602,420	10/1/2017
Urgent Care Centers of New England, Inc.		2,349,955	2,349,955	4/1/2018
ZocDoc, Inc.		4,517,666	4,517,666	6/1/2017
Subtotal:	15.8%	$ 21,624,687	$ 21,624,687

Other Technology
21e6, LLC		$ 12,754,495	$ 12,754,495	8/1/2017
Automatic Labs, Inc.		766,320	766,320	12/1/2016
Beeline Bikes, Inc.		135,592	135,592	6/1/2017
Daylight Solutions, Inc.		2,571,168	2,571,168	8/1/2017
Ecologic Brands, Inc.		635,944	635,944	6/1/2017
General Assembly, Inc.		1,956,427	1,956,427	12/1/2016
InsideTrack, Inc.		1,304,318	1,304,318	9/1/2017
LanzaTech New Zealand Ltd.		8,090,966	8,090,966	7/1/2016
Lumo BodyTech, Inc.		1,179,641	1,179,641	12/1/2017
Neuehouse, LLC		3,997,428	3,997,428	7/1/2017
nWay, Inc.		1,361,505	1,361,505	3/1/2018
Pinnacle Engines, Inc.		1,583,540	1,583,540	12/1/2017
PLAE, Inc.		462,689	462,689	6/1/2017
Prana Holdings, Inc.		4,514,012	4,514,012	7/1/2016
Scoot Networks, Inc.		414,974	414,974	3/1/2017
Skully Helmets, Inc.		227,456	227,456	7/1/2017
Sproutling, Inc.		709,251	709,251	9/1/2017
Thoughtful Media Group, Inc.		393,020	573,020	*
Tribogenics, Inc.		1,186,455	1,186,455	9/1/2016
YPX Cayman Holdings Co.		1,003,708	1,003,708	4/1/2016
ZeaChem, Inc.		374,248	4,076,248	*
Subtotal:	33.3%	$ 45,623,157	$ 49,505,157

Security
Agari Data, Inc.		$ 1,082,097	$ 1,082,097	9/1/2017
Guardian Analytics, Inc.		2,856,906	2,856,906	1/1/2018
Kinamik, Inc.		633,670	643,670	*
Uplogix, Inc.		1,250,804	1,250,804	5/1/2017
Venafi, Inc.		3,709,903	3,709,903	6/1/2017
Voltage Security, Inc.		2,369,626	2,369,626	9/1/2017
Subtotal:	8.7%	$ 11,903,006	$ 11,913,006

Software
3Scale, Inc.		$ 712,931	$ 712,931	9/1/2017
AcousticEye, Ltd.		153,386	153,386	12/1/2015
Appconomy, Inc.		1,024,362	2,037,362	*
Apportable, Inc.		835,072	835,072	3/1/2017
Artificial Solutions ASH AB		123,155	123,155	2/1/2015
Atigeo, LLC.		2,784,801	2,784,801	9/1/2017
Beanstock Media, Inc.		1,336,495	1,336,495	12/1/2018
BlazeMeter, Inc.		699,151	699,151	10/1/2017
Brightpearl, Inc.		457,337	457,337	6/1/2016
ClearPath, Inc.		275,217	275,217	5/1/2016
Clypd, Inc.		571,745	571,745	11/1/2016
Corduro, Inc.		42,212	132,212	*

D Software, Inc.		156,130	156,130	6/1/2016
Dataium, LLC		162,472	354,472	7/1/2016
DropThought, Inc.		477,668	477,668	12/1/2016
eCommera, Inc.		3,885,784	3,885,784	3/1/2017
Encoding.com, Inc.		524,900	524,900	11/1/2016
gloStream, Inc.		939,981	1,239,981	*
Innerworkings Holdings, Ltd.		14,249	341,471	*
Intalio, Inc.		286,710	286,710	8/1/2015
MediaPlatform, Inc.		563,199	563,199	9/1/2016
Mintigo, Inc.		1,427,018	1,427,018	1/1/2018
Nectar Holdings, Inc.		1,171,556	1,171,556	12/1/2017
OrderGroove, Inc.		878,707	878,707	12/1/2016
Palantir Technologies, Inc.		6,892,406	6,892,406	4/1/2016
Pursway, Inc.		1,078,449	1,078,449	7/1/2016
Riskonnect, Inc.		184,191	184,191	8/1/2015
SCVNGR, Inc.		1,821,982	1,821,982	10/1/2016
SnapLogic, Inc.		1,648,742	1,648,742	7/1/2016
SoundHound, Inc.		3,640,099	3,640,099	5/1/2017
STG-Impact Holdings Corp.		5,677,173	5,677,173	3/1/2016
StreetLight Data, Inc.		635,179	635,179	4/1/2017
Superfish, Inc.		376,601	376,601	10/1/2015
Top Hat Monocle Corp.		640,324	640,324	7/1/2016
Vuemix, Inc.		44,466	44,466	8/1/2015
Workspot, Inc.		164,807	164,807	9/1/2016
Xceedium, Inc.		147,224	147,224	4/1/2015
ZeroTurnaround USA, Inc.		1,428,219	1,428,219	6/1/2018
Subtotal:	32.0%	$ 43,884,100	$ 45,806,322

Technology Services
Akademos, Inc.		$ 890,914	$ 890,914	6/1/2017
Amped, Inc.		1,431,563	1,431,563	11/1/2017
BidPal, Inc.		623,702	623,702	4/1/2016
Blazent, Inc.		583,639	583,639	5/1/2016
Blue Technologies Limited		700,984	700,984	6/1/2017
BountyJobs, Inc.		909,044	909,044	10/1/2017
Callisto Media, Inc.		576,716	576,716	9/1/2016
FSA Store, Inc.		1,220,757	1,220,757	9/1/2017
Grassroots Unwired, Inc.		73,323	73,323	8/1/2016
Maxi Mobility, Inc.		154,981	154,981	7/1/2016
Rated People, Ltd.		1,913,091	1,913,091	12/1/2016
Stackstorm, Inc.		267,700	267,700	8/1/2017
TiqIQ, Inc.		244,011	244,011	7/1/2017
Subtotal:	7.0%	$ 9,590,425	$ 9,590,425

Wireless
Appstack, Inc.		-	295,965	*
Azumio, Inc.		675,052	675,052	11/1/2015

Clementine Labs, Inc.		235,375	235,375	3/1/2017
Flint Mobile, Inc.		571,293	571,293	1/1/2016
GPShopper, LLC		685,378	685,378	7/1/2017
InfoReach, Inc.		431,000	431,000	3/1/2017
Meru Networks, Inc.		2,791,500	2,791,500	8/1/2015
Receivd, Inc.		40,459	420,459	*
SpiderCloud Wireless, Inc.		4,695,305	4,695,305	7/1/2017
Subtotal:	7.4%	$ 10,125,362	$ 10,801,327

Total (Cost of $239,908,705):	166.2%	$ 227,745,693	$ 241,708,705

*As of December 31, 2014, loans with a costs basis of $18.5 million and fair value of $7.3 million have been classified as non-accrual. These loans have been accelerated from their original maturity and are due in its entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
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
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of December 31, 2014 and 2013, the Fund had unexpired unfunded commitments to borrowers of $21.2 million and $57.4 million respectively.
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
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the year ended December 31, 2014.

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

The following table provides quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments as of December 31, 2014. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2014	Methodologies	Unobservable Input	Range
Carrier Networking	$1,823,279	Liquidation	Investment Collateral	$1,823,279

Computer & Storage	$7,876,085	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	19%
		Liquidation	Investment Collateral	$416,093

Enterprise Networking	$1,662,350	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$63,226,033	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$453,896

Medical Devices	$10,407,209	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$23,748-$500,000

Other Healthcare	$21,624,687	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%

Other Technology	$45,623,157	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$374,248-$393,020

Security	$11,903,006	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$633,670

Software	$43,884,100	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$14,249-$1,024,362

Technology Services	$9,590,425	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$10,125,362	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$40,459

	$227,745,693

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

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2013	Methodologies	Unobservable Input	Range
Computer & Storage	$11,747,234	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$104,093

Enterprise Networking	$3,101,363	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$93,440,267	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$453,896

Medical Devices	$18,547,137	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$215,448-$1,800,000

Other Healthcare	$26,276,653	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$2,029,493

Other Technology	$36,246,998	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$547,375 - $1,223,125

Security	$2,577,024	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$312,631

Software	$60,683,186	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$44,866-$990,373

Technology Services	$19,238,416	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$19,629,870	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Others	$2,312,737	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	24%

	$ 293,800,885
* Other loans are comprised of companies in the Biotechnology and Carrier Networking industries.

The following table presents the balances of assets and liabilities as of December 31, 2014 and 2013 measured at fair value on a recurring basis:

As of December 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$227,745,693	$227,745,693
Interest cap agreement	$—	$149,844	$—	$149,844
Cash equivalents	14,006,961	—	—	14,006,961
Total assets	$14,006,961	$149,844	$227,745,693	$241,902,498

LIABILITIES
Interest rate swap agreements	—	$—	—	$—
Total liabilities	—	$—	—	$—

As of December 31, 2013	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$293,800,885	$293,800,885
Cash equivalents	35,377,189	—	—	35,377,189
Total assets	$35,377,189	$—	$293,800,885	$329,178,074

LIABILITIES
Interest rate swap agreement	$—	$853,099	$—	$853,099
Total liabilities	$—	$853,099	$—	$853,099

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2014
	Loans	Other investments	Warrants	Stock
Beginning balance	$293,800,885	$—	$—	$—
Acquisitions and originations	104,567,500	240,281	7,927,444	307,557
Principal reductions	(167,826,488)	—	—	—
Distribution to shareholder	—	(240,281)	(7,927,444)	(307,557)
Net change in unrealized loss from investments	(805,414)	—	—	—
Net realized loss from investments	(1,990,790)	—	—	—
Ending balance	$227,745,693	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2014	$(3,669,004)

	For the Year Ended December 31, 2013
	Loans	Other investments	Warrants	Stock
Beginning balance	$313,848,702	$—	$—
Acquisitions and originations	168,188,165	282,372	11,390,805	847,252
Principal reductions	(177,490,371)	—	—	—
Distribution to shareholder	—	(282,372)	(11,390,805)	(847,252)
Net change in unrealized loss from investments	(7,163,165)	—	—	—
Net realized loss from investments	(3,582,446)	—	—	—
Ending balance	$293,800,885	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2013	$9,176,728
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
5.  CAPITAL STOCK
As of December 31, 2014, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $294.0 million.  Total contributed capital to the Company through December 31, 2014 was $279.30 million, of which $241.5 million was contributed to the Fund.
The chart below shows the distributions of the Fund for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Cash distributions	$83,800,000	$31,600,000	$26,770,000
Distributions of equity securities	8,475,281	12,520,429	15,459,479

Total distributions to shareholder	$92,275,281	$44,120,429	$42,229,479
6. DEBT FACILITY

The Fund established a secured revolving loan facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA on September 23, 2011 (the "Loan Agreement").

The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirely on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month revolver plan and a subsequent 18-month amortized repayment plan. Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate loans (as defined in the Loan Agreement) or LIBOR loans. As of December 31, 2014, $106.6 million is outstanding under the facility. The Loan Agreement will terminate on March 23, 2017, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.

Borrowings under this facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans supporting each borrowing. The Fund pays a commitment fee of 0.325 percent (annual fee paid quarterly) based on the total unused portion of the facility.  The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The Fund pays interest on its borrowings . The facility revolves for 12 months, at which time the Loan Agreement size begins to reduce. Subsequent to year end, the Fund pre-emptively lowered the facility size to $94 million in order to size the facility in relation to the borrowing base.

Fees and costs previously incurred under the facility have been fully amortized. Bank fees of $280,000 and legal fees of $59,983 were incurred in connection with the renewal of the facility on September 30, 2014. Additional bank fees and other costs incurred were capitalized and amortized to interest expense on a straight line basis over the new expected life of the facility. The remaining unamortized fees of $305,985 are being amortized over the new expected life of the facility (March 2017).

The facility contains various covenants, including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2014, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of December 31, 2014:

Draw/Roll-Over Date	Amount	Draw Maturity Date	Interest Rate
December 15, 2014	$106,550,000	1/14/2015*	2.92%
TOTAL OUTSTANDING	$106,550,000
*Loans were subsequently reduced by $7.1 million in January 2015, $5.5 million in February 2015, and $6.3 million in March 2015. $16 million was rolled for a 30-day LIBOR loan, maturing on April 13, 2015, and the remaining balance was rolled for a 90-day LIBOR loan, maturing on June 15, 2015.

7. MANAGEMENT AND RELATED PARTIES

Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on June 29, 2010.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $7.0 million, $8.4 million and $7.6 million were recognized as expenses for years ended December 31, 2014, 2013 and 2012, respectively.
Related Parties
Certain officers and directors of the Company also serve as officers and directors of the Manager.  The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired the directors & officers insurance policy.
Transactions with Venture Lending & Leasing V, Inc. (“Fund V”)
The Manager also served as investment manager for Fund V which was dissolved on August 6, 2014.  However, prior to the dissolution of Fund V, the Fund's Board of Directors determined that so long as Fund V had capital available to invest in loan transactions with final maturities earlier than December 31, 2015, the Fund would invest in each portfolio company in which Fund V invested (“Investments”).  Initially the amount of each Investment was allocated 50% to the Fund and 50% to Fund V so long as Fund V had capital available to invest.  After February 2011, Fund V was no longer permitted to enter into new commitments to borrowers; after June 2014, the Fund was no longer permitted to enter into new commitments to borrowers.

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII.  The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund VII invests (“Investments”).  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VII so long as the Fund had capital available to invest.  After June 2014, the Fund is no longer permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  While investing the Fund's capital in the same companies in which Fund VII is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

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

As of December 31, 2014 and 2013, the total fair value of the interest rate swaps was $0.0 million and $(0.9) million, respectively, and is recorded as accounts payable and other accrued liabilities in the Statements of Assets and Liabilities. Change in unrealized gain from hedging activities of $853,099 and $908,248, and net realized loss from hedging activities of $696,351 and $1,119,201, for the years ended December 31, 2014 and 2013, respectively, are included in net realized and change in unrealized loss from hedging activities in the Statements of Operations.

As of December 31, 2014 and 2013, the fair value of the Fund's derivative financial instruments was as follows:

	Liability Derivatives
	December 31, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap agreements	Accounts payable and other accrued liabilities	$—	Accounts payable and other accrued liabilities	$853,099

For the years ended December 31, 2014 and 2013, the derivative financial instruments had the following effect on our Statement of Operations:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	2014	2013
Interest rate swap agreements	Net realized and change in unrealized gain (loss) from hedging activities	$156,748	$(210,953)

9. INTEREST RATE CAP AGREEMENTS
The Fund has entered into two interest rate cap agreements with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A. with a notional principal amount of $42 million for each agreement, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes.The notional principal amount as of December 31, 2014 is $41 million for each agreement. The Fund paid upfront fees of $0.2 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 30-day LIBOR. Payments, if necessary are made monthly and will terminate on March 23, 2017.

As of December 31, 2014 and 2013, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	December 31, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreements	Other Investment	$149,844	Other Investment	$—

For the years ended December 31, 2014 and 2013, the derivative financial instruments had the following effect on our Statement of Operations:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	2014	2013
Interest rate cap agreements	Net realized and change in unrealized gain (loss) from hedging activities	$(57,156)	$—

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
The ratios of expenses and net investment income to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes net realized or unrealized gains and losses.
Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.  Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the years presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Total return	23.38%	19.26%	17.74%

Per share amounts:
Net asset value, beginning of year	$1,943.66	$1,959.29	$1,314.09
Net investment income	376.22	455.14	316.56
Net realized and change in unrealized loss from investment and hedging activities	(26.98)	(109.57)	(59.07)
Net increase in net assets resulting from operations	349.24	345.57	257.49
Distributions of income to shareholder	(349.34)	(408.12)	(295.94)
Return of capital to shareholder	(573.41)	(33.08)	(126.35)
Contributions from shareholder	—	80.00	810.00
Net asset value, end of year	$1,370.15	$1,943.66	$1,959.29

Net assets, end of year	$137,015,488	$194,365,857	$195,928,871

Ratios to average net assets:
Expenses	7.23%	7.20%	7.84%
Net investment income	22.67%	23.48%	20.23%
11. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements, other than as disclosed in Note 6.
.