Form 10-Q
period 2015-03-31
Venture Lending & Leasing VI, Inc.
filed 2015-05-14
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2015
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2015 and December 31, 2014

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2015 and 2014

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2015 and 2014

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2015 and 2014

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Loans, at estimated fair value
(Cost of $200,167,406 and $239,908,705)	$183,481,397	$227,745,693
Other investment
(Cost of $184,000 and $207,000)	73,461	149,844
Cash and cash equivalents	19,032,323	14,006,961
Other assets	3,006,026	3,851,394

Total assets	205,593,207	245,753,892

LIABILITIES
Borrowings under debt facility	87,700,000	106,550,000
Accrued management fees	1,284,958	1,528,462
Accounts payable and other accrued liabilities	384,411	659,942

Total liabilities	89,369,369	108,738,404

NET ASSETS	$116,223,838	$137,015,488

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Return of capital distributions	(105,596,357)	(89,381,087)
Accumulated deficit	(19,704,805)	(15,128,425)
Net assets (equivalent to $1,162.24 and $1,370.15 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$116,223,838	$137,015,488

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

INVESTMENT INCOME:
Interest on loans	$10,291,534	$13,777,666
Other interest and other income	58,227	289,015
Total investment income	10,349,761	14,066,681

EXPENSES:
Management fees	1,284,958	1,969,748
Interest expense	771,347	1,100,541
Banking and professional fees	154,565	104,308
Other operating expenses	26,953	49,764
Total expenses	2,237,823	3,224,361
Net investment income	8,111,938	10,842,320

Net realized loss from investments	(1,018,031)	(1,309,141)
Net change in unrealized gain (loss) from investments	(4,522,997)	1,186,141
Net change in unrealized gain (loss) from hedging activities	(53,383)	(43,108)
Net realized and change in unrealized loss from investments and hedging activities	(5,594,411)	(166,108)

Net increase in net assets resulting from operations	$2,517,527	$10,676,212
Net increase in net assets resulting from operations per share	$25.18	$106.76
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Net increase in net assets resulting from operations:
Net investment income	$8,111,938	$10,842,320
Net realized loss from investments	(1,018,031)	(1,309,141)
Net change in unrealized gain (loss) from investments	(4,522,997)	1,186,141
Net change in unrealized gain (loss) from hedging activities	(53,383)	(43,108)

Net increase in net assets resulting from operations	2,517,527	10,676,212

Distributions of income to shareholder	(7,093,907)	(9,233,030)
Return of capital to shareholder	(16,215,270)	(10,913,557)
Decrease in capital transactions	(23,309,177)	(20,146,587)

Total decrease	(20,791,650)	(9,470,375)

Net assets
Beginning of period	137,015,488	194,365,857

End of period	$116,223,838	$184,895,482

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$2,517,527	$10,676,212
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	1,018,031	1,309,141
Net change in unrealized (gain) loss from investments	4,522,997	(1,186,141)
Net change in unrealized (gain) loss from hedging activities	53,383	(257,041)
Receipt of equity securities as payment for waiver	—	(283,366)
Amortization of deferred costs related to borrowing facility	56,998	122,950
Net (increase) decrease in other assets	811,370	(77,439)
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(519,035)	(349,892)
Origination of loans	(2,112,500)	(31,830,000)
Principal payments on loans	39,582,754	45,316,057
Acquisition of equity securities	(56,163)	(2,673,354)
Net cash provided by operating activities	45,875,362	20,767,127
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(22,000,000)	(16,800,000)
Repayment of debt facility	(18,850,000)	(8,400,000)

Net cash used in financing activities	(40,850,000)	(25,200,000)
Net increase (decrease) in cash and cash equivalents	5,025,362	(4,432,873)
CASH AND CASH EQUIVALENTS:
Beginning of period	14,006,961	35,377,189
End of period	$19,032,323	$30,944,316
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$751,005	$1,045,056
Settlement under interest rate swap agreement	$—	$300,149
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$1,309,177	$3,346,587
Receipt of equity securities as repayment of loans	$1,253,014	$389,867

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2015 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015 and December 31, 2014, the financial statements include nonmarketable investments of $183.5 million and $227.7 million, respectively (or 89% and 93% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of March 31, 2015, loans with a cost basis of $21.2 million and a fair value of $7.4 million, have been classified as non-accrual. As of December 31, 2014, loans with a cost basis of $18.5 million and a fair value of $7.3 million, have been classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three months ended March 31, 2015 and and March 31, 2014, the Fund assumed the average duration of a warrant is 3.5 years and 3 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost, with the exception of the interest rate cap which is marked to market. The costs are amortized over the term of the facility.
As of March 31, 2015 and December 31, 2014, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $87.7 million and $106.6 million, respectively.

Commitment Fees

Unearned income and commitment fees on loans are recognized in interest on loans using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

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

Through March 31, 2015, the deferred bank fees and costs associated with the September 30, 2014 extended expiration date previously had been amortized over the estimated life of the facility. The amortization of these costs was recorded as interest expense in the Condensed Statement of Operations (see Note 6).

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amended guidance is effective for the Fund’s interim and annual periods beginning on January 1, 2016. Management does not expect the adoption of this guidance to significantly impact the Fund’s financial position or results of operations.

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $105.6 million and $89.4 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by major jurisdictions are 2011 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2015, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2015 and 2014, the weighted-average interest rate on the performing loans was 18.97% and 19.02%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three months ended March 31, 2015 and 2014, the weighted-average interest rate on the cash portion of the interest income was 13.57% and 14.37%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of March 31, 2015 were to non-affiliates and consisted of the following:

		Estimated Fair	Par Value	Final
Borrower		Value 3/31/15	Value 3/31/15	Maturity Date
Computers & Storage
Clustrix, Inc.		$ 1,928,409	$ 1,928,409	5/1/2017
Connected Data, Inc.		1,662,315	1,662,315	5/1/2017
D-Wave Systems, Inc.		1,466,442	1,466,442	2/1/2017
Gridstore, Inc.		1,295,818	1,295,818	6/1/2017
Veloxum, Inc.		416,093	416,093	*
Vidcie, Inc.		342,550	342,550	12/1/2015
Subtotal:	6.1%	$ 7,111,627	$ 7,111,627

Enterprise Networking
Apprion, Inc.		$ 445,253	$ 445,253	4/1/2016
Splashtop, Inc.		951,322	951,322	5/1/2016
Subtotal:	1.2%	$ 1,396,575	$ 1,396,575

Internet
Behalf, Inc.		$ 1,351,438	$ 1,351,438	5/1/2017
Better Doctor, Inc.		258,195	258,195	6/1/2016
Change.org, Inc.		1,708,354	1,708,354	11/1/2016
CloudTalk, Inc.		5,000	124,008	*
CustomMade, Inc.		1,561,376	1,561,376	5/1/2017
DailyFeats, Inc.		166,920	166,920	1/1/2016
Desti, Inc.		38,983	43,283	*
Digital Caddies, Inc.		0	872,256	*
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.		1,223,376	1,223,376	9/1/2016
Fast Labs, Inc.		332,522	332,522	3/1/2017
FlipTop, Inc.		510,524	510,524	2/1/2018
Giddy Apps, Inc.		944,997	944,997	12/1/2017
Giga Omni Media, Inc.		278,008	2,378,008	*
Giveforward, Inc.		554,654	554,654	7/1/2017
Good Eggs, Inc.		257,656	257,656	6/1/2016
Grovo Learning, Inc.		792,736	792,736	3/1/2017
HEXAGRAM 49, Inc.		321,356	321,356	1/1/2016
Inside Vault, Inc.		395,261	395,261	5/1/2017
Jun Group, LLC		641,940	641,940	2/1/2017
KargoCard, Co.		324,172	324,172	1/1/2016
Kitsy Lane, Inc.		191,585	191,585	12/1/2016
Kiwi Crate, Inc.		936,167	936,167	4/1/2018
Komli Media, Inc.		2,176,199	2,176,199	11/1/2015
Kulbyt, Inc.		67,234	67,234	8/1/2015
Lenddo International		804,742	804,742	12/1/2015
Lightside Games, Inc.		135,230	208,230	*

LocalResponse, Inc.		267,963	267,963	3/1/2016
Madison Reed, Inc.		1,417,473	1,417,473	6/1/2018
MediaSpike, Inc.		51,693	176,693	*
MeetMe, Inc.		1,100,712	1,100,712	4/1/2016
Minno, Inc.		1,601,177	1,601,177	3/1/2018
Moda Operandi, Inc.		95,556	95,556	12/1/2015
Monetate, Inc.		3,118,574	3,118,574	6/1/2018
Navigating Cancer, Inc.		737,899	737,899	7/1/2016
Osix Corp.		244,727	244,727	10/1/2016
Piryx, Inc.		1,238,817	1,518,817	*
Pixalate, Inc.		364,994	364,994	3/1/2017
Playstudios, Inc.		3,104,482	3,104,482	6/1/2018
Pleying, Inc.		165,252	165,252	12/1/2016
Quantcast Corp.		5,473,212	5,473,212	4/1/2017
Quri, Inc.		1,924,853	1,924,853	6/1/2018
Radius Intelligence, Inc.		1,625,219	1,625,219	10/1/2017
Relay Network, LLC		184,626	184,626	7/1/2015
Retail Innovation Group		1,383,243	1,383,243	7/1/2016
Rivet Games, Inc.		108,082	175,082	*
The SavvySource For Parents, Inc.		274,883	274,883	12/1/2016
Schooltube, Inc.		0	108,222	*
ServiceMarketplace, Inc.		205,926	205,926	7/1/2017
Session M, Inc.		1,399,583	1,399,583	2/1/2017
Smart Lunches, Inc.		134,005	134,005	6/1/2016
Sociable Labs, Inc.		266,736	266,736	7/1/2016
The Black Tux, Inc.		725,101	725,101	2/1/2018
The Lucky Group Inc.		2,700,103	5,400,103	8/1/2018
UserVoice, Inc.		217,136	217,136	11/1/2015
Weddington Way, Inc.		694,899	694,899	11/1/2016
WHI, Inc.		1,721,578	1,721,578	7/1/2017
YouDocs Beauty, Inc.		971,998	1,171,998	5/1/2018
Subtotal:	43.0%	49,953,023	$ 56,791,809

Medical Devices
AxioMed, Inc.		$ 14,238	$ 1,560,238	*
Blockade Medical, LLC		468,213	468,213	9/1/2017
Cayenne Medical, Inc.		4,458,373	4,458,373	12/1/2017
HourGlass Technologies, Inc.		243,351	869,351	*
MimOSA, Inc.		202,437	202,437	12/1/2016
Redox Medical, Inc.		500,000	3,600,000	*
Subtotal:	5.1%	$ 5,886,612	$ 11,158,612

Other Healthcare
Cogito Health, Inc.		$ 465,226	$ 465,226	4/1/2017
Health Integrated, Inc.		1,913,481	1,913,481	10/1/2017
HealthEquityLabs, Inc.		932,835	932,835	6/1/2018
Mulberry Health, Inc.		4,483,759	4,483,759	12/1/2017

Physician Software Systems, LLC		450,191	450,191	7/1/2017
Practice Fusion, Inc.		3,771,642	3,771,642	6/1/2016
Project Healthy Living, Inc.		786,520	786,520	10/1/2016
Therapydia, Inc.		551,703	551,703	10/1/2017
Urgent Care Centers of New England, Inc.		2,363,144	2,363,144	4/1/2018
Subtotal:	13.5%	$ 15,718,501	$ 15,718,501

Other Technology
21e6, Inc.		$ 11,825,686	$ 11,825,686	8/1/2017
Automatic Labs, Inc.		679,826	679,826	12/1/2016
Beeline Bikes, Inc.		124,805	124,805	6/1/2017
Daylight Solutions, Inc.		2,095,791	2,095,791	8/1/2017
Ecologic Brands, Inc.		575,483	575,483	6/1/2017
General Assembly, Inc.		1,740,206	1,740,206	12/1/2016
InsideTrack, Inc.		1,260,865	1,260,865	9/1/2017
LanzaTech New Zealand, Ltd.		6,689,741	6,689,741	7/1/2016
Lumo BodyTech, Inc.		1,186,681	1,186,681	12/1/2017
Neuehouse, LLC		3,727,334	3,727,334	7/1/2017
nWay, Inc.		1,303,691	1,303,691	3/1/2018
Pinnacle Engines, Inc.		1,129,770	1,129,770	12/1/2017
PLAE, Inc.		424,554	424,554	6/1/2017
Prana Holdings, Inc.		3,811,300	3,811,300	7/1/2016
Scoot Networks, Inc.		377,431	377,431	3/1/2017
Skully Helmets, Inc.		217,647	217,647	7/1/2017
Sproutling, Inc.		655,767	655,767	9/1/2017
Thoughtful Media Group, Inc.		165,808	345,808	*
Tribogenics, Inc.		1,018,156	1,018,156	9/1/2016
YPX Cayman Holdings Co.		796,365	796,365	4/1/2016
ZeaChem, Inc.		110,960	3,812,960	*
Subtotal:	34.4%	$ 39,917,867	$ 43,799,867

Security
Agari Data, Inc.		$ 999,703	$ 999,703	9/1/2017
Guardian Analytics, Inc.		2,870,693	2,870,693	1/1/2018
Uplogix, Inc.		1,207,779	1,207,779	5/1/2017
Venafi, Inc.		3,406,919	3,406,919	6/1/2017
Subtotal:	7.3%	$ 8,485,094	$ 8,485,094

Software
3Scale, Inc.		$ 674,190	$ 674,190	9/1/2017
AcousticEye, Ltd.		116,941	116,941	12/1/2015
Appconomy, Inc.		826,362	1,839,362	*
Apportable, Inc.		751,949	751,949	3/1/2017
Atigeo, LLC.		2,810,298	2,810,298	9/1/2017
Beanstock Media, Inc.		1,340,196	1,340,196	12/1/2018
BlazeMeter, Inc.		904,527	904,527	1/1/2018

Brightpearl, Inc.		388,535	388,535	6/1/2016
ClearPath, Inc.		234,065	234,065	5/1/2016
Clypd, Inc.		505,095	505,095	11/1/2016
Corduro, Inc.		34,712	124,712	*
DropThought, Inc.		425,303	425,303	12/1/2016
eCommera, Inc.		3,440,454	3,440,454	3/1/2017
Encoding.com, Inc.		457,087	457,087	11/1/2016
gloStream, Inc.		901,560	1,201,560	*
Innerworkings Holdings, Ltd.		4,845	332,067	*
Intalio, Inc.		179,413	179,413	8/1/2015
MediaPlatform, Inc.		469,711	469,711	9/1/2016
Mintigo, Inc.		1,363,714	1,363,714	1/1/2018
Nectar Holdings, Inc.		1,128,261	1,128,261	12/1/2017
OrderGroove, Inc.		806,682	806,682	12/1/2017
Palantir Technologies, Inc.		5,710,926	5,710,926	4/1/2016
Pursway, Inc.		1,012,938	1,012,938	7/1/2016
SCVNGR, Inc.		1,600,861	1,600,861	10/1/2016
SnapLogic, Inc.		1,586,208	1,586,208	7/1/2016
SoundHound, Inc.		3,256,049	3,256,049	5/1/2017
STG-Impact Holdings Corp.		4,828,504	4,828,504	3/1/2016
StreetLight Data, Inc.		574,319	574,319	4/1/2017
Superfish, Inc.		211,258	211,258	10/1/2015
Top Hat Monocle Corp.		549,150	549,150	7/1/2016
Vuemix, Inc.		20,319	20,319	8/1/2015
Workspot, Inc.		145,058	145,058	9/1/2016
Xceedium, Inc.		37,716	37,716	4/1/2015
ZeroTurnaround USA, Inc.		1,434,085	1,434,085	6/1/2018
Subtotal:	33.3%	$ 38,731,291	$ 40,461,513

Technology Services
Akademos, Inc.		$ 824,042	$ 824,042	6/1/2017
Amped, Inc.		1,374,774	1,374,774	11/1/2017
BidPal, Inc.		525,513	525,513	4/1/2016
Blazent, Inc.		489,429	489,429	5/1/2016
Blue Technologies Limited		642,629	642,629	6/1/2017
BountyJobs, Inc.		626,512	626,512	10/1/2017
Callisto Media, Inc.		498,867	498,867	9/1/2016
FSA Store, Inc.		1,128,236	1,128,236	9/1/2017
Grassroots Unwired, Inc.		62,751	62,751	8/1/2016
Maxi Mobility, Inc.		133,738	133,738	7/1/2016
Rated People, Ltd.		1,124,901	1,469,902	*
Stackstorm, Inc.		263,507	263,507	8/1/2017
TiqIQ, Inc.		232,604	232,604	7/1/2017
Subtotal:	6.8%	$ 7,927,503	$ 8,272,504

Wireless
Azumio, Inc.		$ 570,259	$ 760,259	*

Clementine Labs, Inc.		213,102	213,102	3/1/2017
GPShopper, LLC		601,616	601,616	7/1/2017
InfoReach, Inc.		391,765	391,765	3/1/2017
Meru Networks, Inc.		1,777,937	1,777,937	8/1/2015
Receivd, Inc.		154,959	382,959	*
SpiderCloud Wireless, Inc.		4,643,666	4,643,666	7/1/2017
Subtotal:	7.2%	$ 8,353,304	$ 8,771,304

Total (Cost of $200,167,406):	157.9%	183,481,397	200,167,406

*As of March 31, 2015, loans with a cost basis of $21.2 million and a fair value of $7.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

All loans as of December 31, 2014 were to non-affiliates and consisted of the following:

		Estimated Fair	Par Value	Final
Borrower		Value 12/31/14	Value 12/31/14	Maturity Date
Carrier Networking
Treq Labs, Inc.		$ 1,823,279	$ 1,823,279	*
Subtotal:	1.3%	$ 1,823,279	$ 1,823,279

Computers & Storage
Clustrix, Inc.		$ 2,134,611	$ 2,134,611	5/1/2017
Connected Data, Inc.		1,881,044	1,881,044	5/1/2017
D-Wave Systems, Inc.		1,598,859	1,598,859	2/1/2017
Gridstore, Inc.		1,413,836	1,413,836	6/1/2017
Veloxum, Inc.		416,093	416,093	*
Vidcie, Inc.		431,642	431,642	12/1/2015
Subtotal:	5.7%	$ 7,876,085	$ 7,876,085

Enterprise Networking
Apprion, Inc.		$ 534,558	$ 534,558	4/1/2016
Splashtop, Inc.		1,127,792	1,127,792	5/1/2016
Subtotal:	1.2%	$ 1,662,350	$ 1,662,350

Internet
Behalf, Inc.		$ 1,488,729	$ 1,488,729	5/1/2017
Better Doctor, Inc.		304,363	304,363	6/1/2016
Change.org, Inc.		1,923,173	1,923,173	11/1/2016
CloudTalk, Inc.		5,000	124,008	*
CustomMade, Inc.		1,713,379	1,713,379	5/1/2017
DailyFeats, Inc.		210,068	210,068	1/1/2016
Desti, Inc.		38,983	43,283	*
Digital Caddies, Inc.		854,469	854,469	6/1/2017
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.		1,400,975	1,400,975	9/1/2016
Fast Labs, Inc.		373,488	373,488	3/1/2017

Fingi, Inc.	275,000	352,718	6/1/2018
FlipTop, Inc.	379,583	379,583	6/1/2017
Giddy Apps, Inc.	938,861	938,861	12/1/2017
Giga Omni Media, Inc.	2,498,405	2,498,405	2/1/2016
Giveforward, Inc.	474,588	474,588	7/1/2017
Good Eggs, Inc.	303,029	303,029	6/1/2016
Grovo Learning, Inc.	876,425	876,425	3/1/2017
HEXAGRAM 49, Inc.	421,188	421,188	1/1/2016
Inside Vault, Inc.	437,370	437,370	5/1/2017
Jun Group, LLC	710,184	710,184	2/1/2017
KargoCard, Co.	473,843	473,843	1/1/2016
Kitsy Lane, Inc.	193,730	193,730	12/1/2016
Kiwi Crate, Inc.	1,042,522	1,042,522	7/1/2017
Komli Media, Inc.	2,981,677	2,981,677	11/1/2015
Kulbyt, Inc.	109,363	109,363	8/1/2015
Lenddo International, Inc.	1,045,505	1,045,505	12/1/2015
Lightside Games, Inc.	162,230	235,230	*
LocalResponse, Inc.	341,958	341,958	3/1/2016
MassDrop, Inc.	358,248	358,248	9/1/2017
MediaSpike, Inc.	207,440	207,440	12/1/2016
MeetMe, Inc.	1,322,995	1,322,995	4/1/2016
Minno, Inc.	1,588,734	1,588,734	3/1/2018
Moda Operandi, Inc.	125,127	125,127	12/1/2015
Modasuite, Inc.	1,256,711	1,256,711	7/1/2016
Monetate, Inc.	3,736,811	3,736,811	6/1/2018
Moveline, Inc.	0	929,799	*
Navigating Cancer, Inc.	934,389	934,389	7/1/2016
Osix Corp.	302,026	302,026	10/1/2016
PerformLine, Inc.	68,562	68,562	5/1/2015
Piryx, Inc.	1,511,061	1,511,061	6/1/2017
Pixalate, Inc.	407,620	407,620	3/1/2017
Playstudios, Inc.	3,400,117	3,400,117	6/1/2018
Pleying, Inc.	184,031	184,031	12/1/2016
Quantcast Corp.	7,331,527	7,331,527	4/1/2017
Quri, Inc.	1,906,998	1,906,998	6/1/2018
Radius Intelligence, Inc.	1,608,479	1,608,479	10/1/2017
Relay Network, LLC	435,496	435,496	7/1/2015
Retail Innovation Group, Inc.	1,611,875	1,611,875	7/1/2016
Rivet Games, Inc.	123,082	190,082	*
The SavvySource For Parents, Inc.	396,598	396,598	12/1/2016
Schooltube, Inc.	68,222	108,222	*
ServiceMarketplace, Inc.	215,178	215,178	7/1/2017
Session M, Inc.	1,557,014	1,557,014	2/1/2017
Smart Lunches, Inc.	155,505	155,505	6/1/2016
Sociable Labs, Inc.	313,361	313,361	7/1/2016
TangoCard, Inc.	47,019	47,019	3/1/2015

The Black Tux, Inc.		722,390	722,390	2/1/2018
The Lucky Group Inc.		4,845,416	5,345,416	8/1/2018
UserVoice, Inc.		317,346	317,346	11/1/2015
Waluzi, Inc.		79,987	79,987	8/1/2016
Weddington Way, Inc.		815,644	815,644	11/1/2016
WHI, Inc.		1,877,385	1,877,385	7/1/2017
YouDocs Beauty, Inc.		961,655	1,161,655	5/1/2018
Subtotal:	46.1%	$ 63,226,033	$ 65,426,858

Medical Devices
AxioMed, Inc.		$ 23,748	$ 1,569,748	*
Blockade Medical, LLC		463,868	463,868	9/1/2017
Cayenne Medical, Inc.		4,765,638	4,765,638	12/1/2017
Cervilenz, Inc.		1,823,990	1,823,990	4/1/2016
HourGlass Technologies, Inc.		243,351	869,351	*
MimOSA, Inc.		194,284	194,284	12/1/2015
NasoForm, Inc.		30,077	30,077	2/1/2015
Redox Medical, Inc.		500,000	3,600,000
Sonoma Orthopedic Products, Inc.		2,362,253	2,362,253	4/1/2016
Subtotal:	7.6%	$ 10,407,209	$ 15,679,209

Other Healthcare
Cogito Health, Inc.		$ 512,736	$ 512,736	4/1/2017
Health Integrated, Inc.		2,089,102	2,089,102	10/1/2017
HealthEquityLabs, Inc.		927,690	927,690	6/1/2018
Mulberry Health, Inc.		4,812,610	4,812,610	12/1/2017
Physician Software Systems, LLC		476,037	476,037	7/1/2017
Practice Fusion, Inc.		4,443,620	4,443,620	6/1/2016
Project Healthy Living, Inc.		892,851	892,851	10/1/2016
Therapydia, Inc.		602,420	602,420	10/1/2017
Urgent Care Centers of New England, Inc.		2,349,955	2,349,955	4/1/2018
ZocDoc, Inc.		4,517,666	4,517,666	6/1/2017
Subtotal:	15.8%	$ 21,624,687	$ 21,624,687

Other Technology
21e6, LLC		$ 12,754,495	$ 12,754,495	8/1/2017
Automatic Labs, Inc.		766,320	766,320	12/1/2016
Beeline Bikes, Inc.		135,592	135,592	6/1/2017
Daylight Solutions, Inc.		2,571,168	2,571,168	8/1/2017
Ecologic Brands, Inc.		635,944	635,944	6/1/2017
General Assembly, Inc.		1,956,427	1,956,427	12/1/2016
InsideTrack, Inc.		1,304,318	1,304,318	9/1/2017
LanzaTech New Zealand, Ltd.		8,090,966	8,090,966	7/1/2016
Lumo BodyTech, Inc.		1,179,641	1,179,641	12/1/2017
Neuehouse, LLC		3,997,428	3,997,428	7/1/2017
nWay, Inc.		1,361,505	1,361,505	3/1/2018
Pinnacle Engines, Inc.		1,583,540	1,583,540	12/1/2017

PLAE, Inc.		462,689	462,689	6/1/2017
Prana Holdings, Inc.		4,514,012	4,514,012	7/1/2016
Scoot Networks, Inc.		414,974	414,974	3/1/2017
Skully Helmets, Inc.		227,456	227,456	7/1/2017
Sproutling, Inc.		709,251	709,251	9/1/2017
Thoughtful Media Group, Inc.		393,020	573,020	*
Tribogenics, Inc.		1,186,455	1,186,455	9/1/2016
YPX Cayman Holdings Co.		1,003,708	1,003,708	4/1/2016
ZeaChem, Inc.		374,248	4,076,248	*
Subtotal:	33.3%	$ 45,623,157	$ 49,505,157

Security
Agari Data, Inc.		$ 1,082,097	$ 1,082,097	9/1/2017
Guardian Analytics, Inc.		2,856,906	2,856,906	1/1/2018
Kinamik, Inc.		633,670	643,670	*
Uplogix, Inc.		1,250,804	1,250,804	5/1/2017
Venafi, Inc.		3,709,903	3,709,903	6/1/2017
Voltage Security, Inc.		2,369,626	2,369,626	9/1/2017
Subtotal:	8.7%	$ 11,903,006	$ 11,913,006

Software
3Scale, Inc.		$ 712,931	$ 712,931	9/1/2017
AcousticEye, Ltd.		153,386	153,386	12/1/2015
Appconomy, Inc.		1,024,362	2,037,362	*
Apportable, Inc.		835,072	835,072	3/1/2017
Artificial Solutions ASH AB		123,155	123,155	2/1/2015
Atigeo, LLC		2,784,801	2,784,801	9/1/2017
Beanstock Media, Inc.		1,336,495	1,336,495	12/1/2018
BlazeMeter, Inc.		699,151	699,151	10/1/2017
Brightpearl, Inc.		457,337	457,337	6/1/2016
ClearPath, Inc.		275,217	275,217	5/1/2016
Clypd, Inc.		571,745	571,745	11/1/2016
Corduro, Inc.		42,212	132,212	*
D Software, Inc.		156,130	156,130	6/1/2016
Dataium, LLC		162,472	354,472	7/1/2016
DropThought, Inc.		477,668	477,668	12/1/2016
eCommera, Inc.		3,885,784	3,885,784	3/1/2017
Encoding.com, Inc.		524,900	524,900	11/1/2016
gloStream, Inc.		939,981	1,239,981	*
Innerworkings Holdings, Ltd.		14,249	341,471	*
Intalio, Inc.		286,710	286,710	8/1/2015
MediaPlatform, Inc.		563,199	563,199	9/1/2016
Mintigo, Inc.		1,427,018	1,427,018	1/1/2018
Nectar Holdings, Inc.		1,171,556	1,171,556	12/1/2017
OrderGroove, Inc.		878,707	878,707	12/1/2016
Palantir Technologies, Inc.		6,892,406	6,892,406	4/1/2016
Pursway, Inc.		1,078,449	1,078,449	7/1/2016

Riskonnect, Inc.		184,191	184,191	8/1/2015
SCVNGR, Inc.		1,821,982	1,821,982	10/1/2016
SnapLogic, Inc.		1,648,742	1,648,742	7/1/2016
SoundHound, Inc.		3,640,099	3,640,099	5/1/2017
STG-Impact Holdings Corp.		5,677,173	5,677,173	3/1/2016
StreetLight Data, Inc.		635,179	635,179	4/1/2017
Superfish, Inc.		376,601	376,601	10/1/2015
Top Hat Monocle Corp.		640,324	640,324	7/1/2016
Vuemix, Inc.		44,466	44,466	8/1/2015
Workspot, Inc.		164,807	164,807	9/1/2016
Xceedium, Inc.		147,224	147,224	4/1/2015
ZeroTurnaround USA, Inc.		1,428,219	1,428,219	6/1/2018
Subtotal:	32.0%	$ 43,884,100	$ 45,806,322

Technology Services
Akademos, Inc.		$ 890,914	$ 890,914	6/1/2017
Amped, Inc		1,431,563	1,431,563	11/1/2017
BidPal, Inc.		623,702	623,702	4/1/2016
Blazent, Inc.		583,639	583,639	5/1/2016
Blue Technologies, Ltd.		700,984	700,984	6/1/2017
BountyJobs, Inc.		909,044	909,044	10/1/2017
Callisto Media, Inc.		576,716	576,716	9/1/2016
FSA Store, Inc.		1,220,757	1,220,757	9/1/2017
Grassroots Unwired, Inc.		73,323	73,323	8/1/2016
Maxi Mobility, Inc.		154,981	154,981	7/1/2016
Rated People, Ltd.		1,913,091	1,913,091	12/1/2016
Stackstorm, Inc.		267,700	267,700	8/1/2017
TiqIQ, Inc.		244,011	244,011	7/1/2017
Subtotal:	7.0%	$ 9,590,425	$ 9,590,425

Wireless
Appstack, Inc.		0	295,965
Azumio, Inc.		675,052	675,052	11/1/2015
Clementine Labs, Inc.		235,375	235,375	3/1/2017
Flint Mobile, Inc.		571,293	571,293	1/1/2016
GPShopper, LLC		685,378	685,378	7/1/2017
InfoReach, Inc.		431,000	431,000	3/1/2017
Meru Networks, Inc.		2,791,500	2,791,500	8/1/2015
Receivd, Inc.		40,459	420,459	*
SpiderCloud Wireless, Inc.		4,695,305	4,695,305	7/1/2017
Subtotal:	7.4%	$ 10,125,362	$ 10,801,327

Total (Cost of $239,908,705):	166.2%	$ 227,745,693	$ 241,708,705

*As of December 31, 2014, loans with a cost basis of $18.5 million and a fair value of $7.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of March 31, 2015 and December 31, 2014, the Fund had unexpired unfunded commitments to borrowers of $15.8 million and $21.2 million, respectively.

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

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2015.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below tables are not intended to be all-inclusive, but rather to provide information on significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	3/31/2015	Methodologies	Unobservable Input	Range
Computer & Storage	$7,111,627	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	19%
		Liquidation	Investment Collateral	$416,093

Enterprise Networking	$1,396,575	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	49,953,023	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$0- $1,238,817

Medical Devices	$5,886,612	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$14,238-$500,000

Other Healthcare	$15,718,501	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%

Other Technology	$39,917,867	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$110,960-$165,808

Security	$8,485,094	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Software	$38,731,291	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$4,845-$901,560

Technology Services	$7,927,503	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$1,124,901

Wireless	$8,353,304	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$154,959-$570,259

Total	183,481,397

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2014	Methodologies	Unobservable Input	Range
Carrier Networking	$1,823,279	Liquidation	Investment Collateral	$1,823,279

Computer & Storage	$7,876,085	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	19%
		Liquidation	Investment Collateral	$416,093

Enterprise Networking	$1,662,350	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$63,226,033	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $453,896

Medical Devices	$10,407,209	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$23,748-$500,000

Other Healthcare	$21,624,687	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%

Other Technology	$45,623,157	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$374,248-$393,020

Security	$11,903,006	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$633,670

Software	$43,884,100	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$14,249-$1,024,362

Technology Services	$9,590,425	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$10,125,362	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$40,459

Total	$ 227,745,693

The following table presents the balances of assets and liabilities as of March 31, 2015 and December 31, 2014 measured at fair value on a recurring basis:

As of March 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*		$—	$183,481,397	$183,481,397
Other Investment	—	73,461	—	73,461
Cash equivalents	19,032,323	—	—	19,032,323
Total	$19,032,323	$73,461	$183,481,397	$202,587,181

As of December 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$227,745,693	$227,745,693
Other Investment	—	149,844	—	149,844
Cash equivalents	14,006,961	—	—	14,006,961
Total	$14,006,961	$149,844	$227,745,693	$241,902,498

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2015
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$227,745,693	$—	$—	$—
Acquisitions and originations	2,112,500	416,950	642,227	250,000
Principal reductions	(40,835,768)	—	—	—
Distribution to shareholder		(416,950)	(642,227)	(250,000)
Net change in unrealized gain (loss) from investments	(4,522,997)	—	—	—
Net realized loss from investments	(1,018,031)	—	—	—
Ending balance	$183,481,397	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2015	$(6,028,478)

	For the Three Months Ended March 31, 2014
	Loans	Warrants	Convertible Note
Beginning balance	$293,800,885	$—	$—
Acquisitions and originations	31,830,000	3,309,433	37,154
Principal reductions	(45,705,924)	—	—
Distribution to shareholder	—	(3,309,433)	(37,154)
Net change in unrealized loss from investments	1,186,141	—	—
Net realized loss from investments	(1,309,141)	—	—
Ending balance	$279,801,961	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2014	$(309,449)

4.	EARNINGS PER SHARE

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

As of March 31, 2015 and December 31, 2014, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2015, was $294.0 million.  Total contributed capital to the Company through March 31, 2015 and December 31, 2014 was $279.3 million, of which $241.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2015 and 2013.

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Cash distributions	$22,000,000	$16,800,000
Distributions of equity securities	1,309,177	3,346,587

Total distributions to shareholder	$23,309,177	$20,146,587

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

The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirely on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month repayment plan and a subsequent 18-month amortized repayment plan. Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate loans (as defined in the Loan Agreement) or LIBOR loans. As of March 31, 2015, $87.7 million was outstanding under the Loan Agreement. The Loan Agreement will terminate on March 23, 2017, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.

Borrowings under the Loan Agreement are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. The Fund pays a commitment fee of 0.325 percent (annual fee paid quarterly) based on the total unused portion of the facility.  The Fund pays interest on its borrowings. The facility revolves for 12 months, at which time the Loan Agreement size begins to reduce.

Bank fees of $280,000 were incurred in connection with the renewal of the facility on September 30, 2014. The bank fees and other costs incurred will be capitalized and amortized to interest expense on a straight line basis over the expected life of the facility. Fees and costs previously incurred under the facility have been fully amortized.

The facility contains various covenants including financial covenants related to: (i) debt to net worth ratio, (ii) minimum debt service coverage ratio, (iii) interest coverage ratio, (iv) asset coverage, (v) asset coverage under investment company act, (vi) maximum loan loss reserves, and (vii) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2015, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of March 31, 2015:

Roll-Over Date	Amount		Maturity Date	Floating Interest Rate
March 13, 2015	$16,000,000	(*)	4/13/2015	2.93%
March 13, 2015	$71,700,000		6/15/2015	3.02%
TOTAL OUTSTANDING	$87,700,000
(*) $7.7 million was paid on 4/10/2015 and $8.3 million loan was subsequently rolled for a 60-day LIBOR loan, maturing on June 12, 2015.

7. INTEREST RATE CAP AGREEMENT

As of March 31, 2015, the Fund has entered into interest rate cap transactions with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A. with a notional principal amount of $63 million for both agreements, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes. The Fund paid upfront fees of $0.2 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 30-day LIBOR. Payments, if necessary are made monthly and will terminate on March 23, 2017.

As of March 31, 2015 and December 31, 2014, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	March 31, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreement	Other Investment	$73,461	Other Investment	$149,844

For the three months ended March 31, 2015 , the derivative financial instruments had the following effect on the Condensed Statements of Operations:

Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	For the Three Months Ended March 31, 2015
Interest rate cap agreement	Net change in unrealized gain (loss) from hedging activities	$(53,383)

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2015.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Total return **	1.98%	5.93%

Per share amounts:
Net asset value, beginning of period	$1,370.15	$1,943.66
Net investment income	81.12	108.42
Net realized and change in unrealized
(loss) from investments and
hedging activities	(55.94)	(1.66)
Net increase in net assets from operations	25.18	106.76
Distributions of income to shareholder	(70.94)	(92.33)
Return of capital to shareholder	(162.15)	(109.14)

Net asset value, end of period	$1,162.24	$1,848.95

Net assets, end of period	$116,223,838	$184,895,482

Ratios to average net assets:

Expenses*	6.95%	7.11%
Net investment income*	25.19%	23.90%
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

Results of Operations - For the Three Months Ended March 31, 2015 and 2014

Total investment income for the three months ended March 31, 2015 and 2014 was $10.3 million and $14.1 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The decrease in investment income is due to the decrease in the average loans outstanding from $280.8 million for the three months ended March 31, 2014 to $201.0 million for the three months ended March 31, 2015. This decrease is also because of the decrease in average interest rates from 19.02% for the three months ended March 31, 2014 to 18.97% for the three months ended March 31, 2015. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility of values ascribed to warrants, and new loans funded during the year and early payoffs.

Management fees for the three months ended March 31, 2015 and 2014 were $1.3 million and $2.0 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because assets under management as of March 31, 2015 were lower than assets as of March 31, 2014.

Total interest expense was $0.8 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. Interest expense slightly decreased primarily due to the decreased average borrowings, which decreased from from $129.2 million for the three months ended March 31, 2014 to $96.9 million for the three months ended March 31, 2015. These decreases in interest expense is also because of the decreased interest rate from 3.41% for the three months ended March 31, 2014 to 3.18% for the three months ended March 31, 2015.

Total banking and professional fees were $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. These fees increased in 2015 primarily because of increased legal fees.

Total other operating expenses were less than $0.1 million for the three months ended March 31, 2015 and 2014.

Net investment income for the three months ended March 31, 2015 and 2014, was $8.1 million and $10.8 million, respectively.

Net realized loss from investments was $1.0 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

Net change in unrealized gain (loss) from investments was $(4.5) million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net change in unrealized gain (loss) from hedging activities was less than $0.1 million for the three months ended March 31, 2015 and 2014. The unrealized gain (loss) consists of the unrealized losses from hedging activities. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates, which terminated on September 23, 2014. On September 30, 2014, the Fund entered into interest rate cap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended March 31, 2015 and 2014 was $2.5 million and $10.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $25.18 and $106.76 for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources – March 31, 2015 and December 31, 2014

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of March 31, 2015. Committed capital to the Company at March 31, 2015 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital as of March 31, 2015 is due to expire in June 2015 as the five year anniversary will have passed, at which time no further capital can be called.

The Fund established a secured revolving debt facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA. The facility was extended through March 23, 2017 and the amount available was reduced to $120 million. The size of the facility was reduced to $94 million on February 18, 2015, and to $84 million on April 15, 2015. The Fund will continue to reduce the facility because of its sufficient cash and cash flow to meet the needs of the unfunded commitments as well as pay expenses without further need to borrow. As of March 31, 2015 and December 31, 2014, the outstanding balance under the facility was $87.7 million and $106.6 million, respectively. Subsequent to the quarter-end, the Fund paid $7.7 million on April 10, 2015 and the outstanding balance under the facility was reduced to $80.0 million.

As of March 31, 2015 and December 31, 2014, 9% and 6%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2015. Amounts disbursed under the Fund's loan commitments totaled approximately $2.1 million during the three months ended March 31, 2015.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $44.2 million for the same period.  Unexpired, unfunded commitments totaled approximately $15.8 million as of March 31, 2015.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2015	$714.1 million	$530.6 million	$183.5 million	$15.8 million
December 31, 2014	$712.0 million	$484.3 million	$227.7 million	$21.2 million

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

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the borrower's credit history, available cash, support of the borrower's underlying investors, available liquidity, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2015, the outstanding debt balance was $87.7 million with interest based on a weighted averaged interest rate of 0.25%, for which the Fund had an interest rate cap in place at 0.70% on $63.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity at 0.45%, which the Manager does not believe is material to the financial statements. Additionally, the Fund has interest rate risk on the $24.7 million uncapped portion of the debt facility.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2014 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through March 31, 2015 which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 14, 2015	Date:	May 14, 2015

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.