Form 10-Q
period 2015-06-30
Venture Lending & Leasing VI, Inc.
filed 2015-08-13
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2015
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2015 and December 31, 2014

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2015 and 2014

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2015 and 2014

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2015 and 2014

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Loans, at estimated fair value
(Cost of $163,384,268 and $239,908,705)	$142,249,567	$227,745,693
Other investment
(Cost of $161,000 and $207,000)	51,662	149,844
Cash and cash equivalents	11,454,813	14,006,961
Other assets	2,277,040	3,851,394

Total assets	156,033,082	245,753,892

LIABILITIES
Borrowings under debt facility	67,800,000	106,550,000
Accrued management fees	956,829	1,528,462
Accounts payable and other accrued liabilities	259,990	659,942

Total liabilities	69,016,819	108,738,404

NET ASSETS	$87,016,263	$137,015,488

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Return of capital distributions	(130,356,442)	(89,381,087)
Accumulated deficit	(24,152,295)	(15,128,425)
Net assets (equivalent to $870.16 and $1,370.15 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$87,016,263	$137,015,488

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

INVESTMENT INCOME:
Interest on loans	$8,523,890	$12,312,501	$18,815,424	$26,090,167
Other interest and other income	1,602	69,239	59,830	358,255
Total investment income	8,525,492	12,381,740	18,875,254	26,448,422

EXPENSES:
Management fees	975,207	1,832,803	2,260,164	3,802,550
Interest expense	643,611	1,084,899	1,414,958	2,185,440
Banking and professional fees	93,224	51,069	247,789	155,377
Other operating expenses	15,595	22,019	42,550	71,783
Total expenses	1,727,637	2,990,790	3,965,461	6,215,150
Net investment income	6,797,855	9,390,950	14,909,793	20,233,272

Net realized loss from investments	(410,929)	(680,657)	(1,428,960)	(1,989,798)
Net change in unrealized loss from investments	(4,448,691)	(2,005,073)	(8,971,688)	(818,932)
Net change in unrealized gain (loss) from hedging activities	1,201	(5,324)	(52,182)	(48,433)
Net realized and change in unrealized loss from investments and hedging activities	(4,858,419)	(2,691,054)	(10,452,830)	(2,857,163)

Net increase in net assets resulting from operations	$1,939,436	$6,699,896	$4,456,963	$17,376,109
Net increase in net assets resulting from operations per share	$19.39	$67.00	$44.57	$173.76
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Net increase in net assets resulting from operations:
Net investment income	$14,909,793	$20,233,272
Net realized loss from investments	(1,428,960)	(1,989,798)
Net change in unrealized loss from investments	(8,971,688)	(818,932)
Net change in unrealized loss from hedging activities	(52,182)	(48,433)

Net increase in net assets resulting from operations	4,456,963	17,376,109

Distributions of income to shareholder	(13,480,833)	(17,642,988)
Return of capital to shareholder	(40,975,355)	(26,119,126)
Decrease in capital transactions	(54,456,188)	(43,762,114)

Total decrease	(49,999,225)	(26,386,005)

Net assets
Beginning of period	137,015,488	194,365,857

End of period	$87,016,263	$167,979,852

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$4,456,963	$17,376,109
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	1,428,960	1,989,798
Net change in unrealized (gain) loss from investments	8,971,688	818,932
Net change in unrealized (gain) loss from hedging activities	52,182	(552,053)
Receipt of equity securities as payment for waiver		(327,440)
Amortization of deferred costs related to borrowing facility	113,997	245,899
Net (increase) decrease in other assets	1,506,357	(8,475)
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(971,585)	(750,507)
Origination of loans	(3,362,500)	(62,065,000)
Principal payments on loans	77,088,757	81,030,422
Acquisition of equity securities	(86,967)	(4,541,067)
Net cash provided by operating activities	89,197,852	33,216,618
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(53,000,000)	(37,800,000)
Repayment of debt facility	(38,750,000)	(12,700,000)

Net cash used in financing activities	(91,750,000)	(50,500,000)
Net decrease in cash and cash equivalents	(2,552,148)	(17,283,382)
CASH AND CASH EQUIVALENTS:
Beginning of period	14,006,961	35,377,189
End of period	$11,454,813	$18,093,807
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$1,407,939	$2,027,128
Settlement under interest rate swap agreement	$—	$600,487
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$1,456,188	$5,962,114
Receipt of equity securities as repayment of loans	$1,369,221	$1,093,608

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2015 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

As of June 30, 2015 and December 31, 2014, the financial statements include nonmarketable investments of $142.2 million and $227.7 million, respectively (or 91% and 93% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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

As of June 30, 2015, loans with a cost basis of $21.0 million and a fair value of $7.3 million, have been classified as non-accrual. As of December 31, 2014, loans with a cost basis of $18.5 million and a fair value of $7.3 million, have been classified as non-accrual.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to its shareholder at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which takes into account factors underlying stock value, expected term, volatility and the risk-free interest rate, among other factors.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2015 and June 30, 2014, the Fund assumed the average duration of a warrant is 3.5 years and 3 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
On an annual basis, the Fund engages an independent valuation company to provide valuation assistance to value the warrants which are received as part of loan consideration. These warrants are immediately distributed to the Fund’s shareholder. This independent third party evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates certain inputs used such as volatility and risk free rate. Upon the receipt of such data, a sample test is performed to ensure the accuracy of the independent calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second employee. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.
As of June 30, 2015 and December 31, 2014, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $67.8 million and $106.6 million, respectively.

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

Interest Rate Cap Agreements

On September 30, 2014, the Fund entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in other investment in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in Net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations. The quarterly interest received on the interest rate cap contracts, if any, is recorded in Net realized and change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations.

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

Through June 30, 2015, the deferred bank fees and costs associated with the September 30, 2014 extended expiration date previously had been amortized over the estimated life of the facility. The amortization of these costs was recorded as interest expense in the Condensed Statement of Operations (see Note 6).

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2015-03 Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amended guidance is effective for the Fund’s interim and annual periods beginning on January 1, 2016. Management does not expect the adoption of this guidance to significantly impact the Fund’s financial position or results of operations.

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

The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. The cumulative amount is disclosed on the Condensed Statements of Assets and Liabilities as return of capital distributions. Cumulative return of capital distributions were $130.4 million and $89.4 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the Fund had no uncertain tax positions.

The Fund's tax years open to examination by federal and California tax authorities for years 2012 and forward.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2015, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended June 30, 2015 and June 30, 2014, the weighted-average interest rate on the performing loans was 21.58% and 18.23%, respectively. For the six months ended June 30, 2015 and June 30, 2014, the weighted-average interest rate on the performing loans was 20.07% and 18.60%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three months ended June 30, 2015 and June 30, 2014, the weighted-average interest rate on the cash portion of the interest income was 16.73% and 14.14%, respectively. For the six months ended June 30, 2015 and June 30, 2014, the weighted-average interest rate on the cash portion of the interest income was 15.36% and 14.27%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of June 30, 2015 were to non-affiliates and consisted of the following:

		Estimated Fair	Par Value	Final
Borrower		Value 6/30/15	Value 6/30/15	Maturity Date
Computers & Storage
Clustrix, Inc.		$ 1,713,877	$ 1,713,877	5/1/2017
Connected Data, Inc.		1,435,526	1,435,526	5/1/2017
D-Wave Systems, Inc.		1,323,610	1,323,610	2/1/2017
Gridstore, Inc.		1,173,136	1,173,136	6/1/2017
Veloxum, Inc.		116,093	416,093	*
Vidcie, Inc.		248,469	248,469	12/1/2015
Subtotal:	6.9%	$ 6,010,711	$ 6,310,711

Enterprise Networking
Apprion, Inc.		$ 351,195	$ 351,195	4/1/2016
Splashtop, Inc.		767,852	767,852	5/1/2016
Subtotal:	1.3%	$ 1,119,047	$ 1,119,047

Internet
CustomMade, Inc.		$ 769,816	$ 1,369,816	*
DailyFeats, Inc.		120,743	120,743	1/1/2016
Digital Caddies, Inc.		75,327	987,584	*
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.		1,038,766	1,038,766	9/1/2016
Fast Labs, Inc.		289,744	289,744	3/1/2017
FlipTop, Inc.		435,511	435,511	2/1/2018
Giddy Apps, Inc.		1,193,063	1,193,063	12/1/2017
Giga Omni Media, Inc.		398,378	2,058,378	*
Giveforward, Inc.		509,584	509,584	7/1/2017
Grovo Learning, Inc.		705,914	705,914	3/1/2017
HEXAGRAM 49, Inc.		217,937	217,937	1/1/2016
InsideVault, Inc.		351,652	351,652	5/1/2017
Jun Group, LLC		570,482	570,482	2/1/2017
KargoCard, Co.		177,125	177,125	1/1/2016
Kitsy Lane, Inc.		177,212	177,212	12/1/2016
Kiwi Crate, Inc.		897,697	897,697	4/1/2018
Komli Media, Inc.		1,342,095	1,342,095	11/1/2015
Kulbyt, Inc.		23,567	23,567	8/1/2015
Lenddo International		554,168	554,168	12/1/2015
Lightside Games, Inc.		108,230	181,230	*
LocalResponse, Inc.		191,063	191,063	3/1/2016
Madison Reed, Inc.		1,430,533	1,430,533	6/1/2018

MeetMe, Inc.		867,181	867,181	4/1/2016
Minno, Inc.		1,618,276	1,618,276	3/1/2018
Moda Operandi, Inc.		64,873	64,873	12/1/2015
Monetate, Inc.		2,773,459	2,773,459	6/1/2018
Navigating Cancer, Inc.		532,985	532,985	7/1/2016
Osix Corp.		184,921	184,921	10/1/2016
Piryx, Inc.		1,203,063	1,483,063	*
Pixalate, Inc.		320,781	320,781	3/1/2017
Playstudios, Inc.		2,783,143	2,783,143	6/1/2018
Quantcast Corp.		4,485,198	4,485,198	4/1/2017
Quri, Inc.		1,895,601	1,895,601	6/1/2018
Radius Intelligence, Inc.		1,541,295	1,541,295	10/1/2017
Relay Network, LLC		79,434	79,434	7/1/2015
Retail Innovation Group		1,145,456	1,145,456	7/1/2016
Rivet Games, Inc.		93,082	160,082	*
Schoola, Inc.		163,915	163,915	12/1/2016
Schooltube, Inc.		0	108,222	*
ServiceMarketplace, Inc.		188,759	188,759	7/1/2017
Session M, Inc.		1,236,782	1,236,782	2/1/2017
Smart Lunches, Inc.		111,556	111,556	6/1/2016
Sociable Labs, Inc.		217,940	217,940	7/1/2016
The Lucky Group Inc.		256,618	5,456,618	8/1/2018
UserVoice, Inc.		109,506	109,506	11/1/2015
Weddington Way, Inc.		569,915	569,915	11/1/2016
WHI, Inc.		1,543,478	1,543,478	7/1/2017
YouDocs Beauty, Inc.		1,042,569	1,182,569	5/1/2018
Subtotal:	42.6%	$ 37,062,289	$ 46,292,768

Medical Devices
AxioMed, Inc.		$ 14,238	$ 1,560,238	*
Blockade Medical, LLC		429,603	429,603	9/1/2017
HourGlass Technologies, Inc.		126,325	872,325	*
MimOSA, Inc.		204,796	204,796	12/1/2016
Redox Medical, Inc.		250,000	3,600,000	*
Subtotal:	1.2%	1,024,962	6,666,962

Other Healthcare
Cogito Health, Inc.		$ 415,545	$ 415,545	4/1/2017
Health Integrated, Inc.		1,718,158	1,718,158	10/1/2017
HealthEquityLabs, Inc.		938,162	938,162	6/1/2018
Mulberry Health, Inc.		4,144,923	4,144,923	12/1/2017
Physician Software Systems, LLC		408,701	408,701	7/1/2017
Practice Fusion, Inc.		3,075,007	3,075,007	6/1/2016
Project Healthy Living, Inc.		676,467	676,467	10/1/2016
Therapydia, Inc.		489,509	489,509	10/1/2017
Urgent Care Centers of New England, Inc.		3,343,640	3,343,640	9/1/2018
Subtotal:	17.5%	$ 15,210,112	$ 15,210,112

Other Technology
21E6, Inc		$ 11,489,860	$ 11,489,860	8/1/2017
Automatic Labs, Inc.		590,244	590,244	12/1/2016
Beeline Bikes, Inc.		113,479	113,479	6/1/2017
Daylight Solutions, Inc.		1,713,352	1,713,352	8/1/2017
Ecologic Brands, Inc.		512,062	512,062	6/1/2017
General Assembly, Inc.		1,516,440	1,516,440	12/1/2016
InsideTrack, Inc.		1,148,110	1,148,110	9/1/2017
LanzaTech New Zealand Ltd.		5,236,750	5,236,750	7/1/2016
Lumo BodyTech, Inc.		1,193,981	1,193,981	12/1/2017
Neuehouse, LLC		3,371,507	3,371,507	7/1/2017
nWay, Inc.		1,243,433	1,243,433	3/1/2018
Pinnacle Engines, Inc.		1,075,050	1,075,050	12/1/2017
Prana Holdings, Inc.		3,579,278	3,579,278	7/1/2016
Scoot Networks, Inc.		338,029	338,029	3/1/2017
Skully Helmets, Inc.		199,747	199,747	7/1/2017
Sproutling, Inc.		600,319	600,319	9/1/2017
Thoughtful Media Group, Inc.		178,048	178,048	*
Tribogenics, Inc.		843,034	843,034	9/1/2016
YPX Cayman Holdings Co.		578,805	578,805	4/1/2016
ZeaChem, Inc.		97,672	3,549,672	*
Subtotal:	40.9%	$ 35,619,200	$ 39,071,200

Security
Agari Data, Inc.		$ 914,450	$ 914,450	9/1/2017
Guardian Analytics, Inc.		2,730,656	2,730,656	1/1/2018
Uplogix, Inc.		421,748	1,021,748	5/1/2017
Subtotal:	4.7%	$ 4,066,854	$ 4,666,854

Software
3Scale, Inc.		$ 626,366	$ 626,366	9/1/2017
AcousticEye, Ltd.		79,256	79,256	12/1/2015
Appconomy, Inc.		826,362	1,839,362	*
Atigeo Corporation		2,579,786	2,579,786	9/1/2017
Beanstock Media, Inc.		644,018	1,344,018	12/1/2018
BlazeMeter, Inc.		854,114	854,114	1/1/2018
Brightpearl, Inc.		316,923	316,923	6/1/2016
ClearPath, Inc.		190,546	190,546	5/1/2016
Clypd, Inc.		436,214	436,214	11/1/2016
Corduro, Inc.		27,212	117,212	*
DropThought, Inc.		370,992	370,992	12/1/2016
Encoding.com, Inc.		387,002	387,002	11/1/2016
gloStream, Inc.		863,138	1,163,138	*
Innerworkings Holdings, Ltd.		4,604	326,827	*
Intalio, Inc.		68,293	68,293	8/1/2015

MediaPlatform, Inc.		372,332	372,332	9/1/2016
Mintigo, Inc.		1,262,113	1,262,113	1/1/2018
Nectar Holdings, Inc.		1,075,130	1,075,130	12/1/2017
OrderGroove, Inc.		774,224	774,224	12/1/2017
Palantir Technologies, Inc.		4,480,586	4,480,586	4/1/2016
Pursway, Inc.		193,220	943,220	7/1/2016
SCVNGR, Inc.		1,371,687	1,371,687	10/1/2016
SnapLogic, Inc.		1,520,659	1,520,659	7/1/2016
SoundHound, Inc.		2,859,360	2,859,360	5/1/2017
STG-Impact Holdings Corp.		3,949,258	3,949,258	3/1/2016
StreetLight Data, Inc.		511,272	511,272	4/1/2017
Superfish, Inc.		104,250	104,250	10/1/2015
Top Hat Monocle Corp.		454,456	454,456	7/1/2016
Vuemix, Inc.		2,966	2,966	8/1/2015
Workspot, Inc.		124,162	124,162	9/1/2016
ZeroTurnaround USA, Inc.		1,440,153	1,440,153	6/1/2018
Subtotal:	33.1%	$ 28,770,654	$ 31,945,877

Technology Services
Akademos, Inc.		$ 753,248	$ 753,248	6/1/2017
Amped, Inc.		1,294,351	1,294,351	11/1/2017
BidPal, Inc.		419,411	419,411	4/1/2016
Blazent, Inc.		391,625	391,625	5/1/2016
Blue Technologies Limited		581,933	581,933	6/1/2017
BountyJobs, Inc.		488,051	488,051	10/1/2017
Callisto Media, Inc.		418,213	418,213	9/1/2016
FSA Store, Inc.		1,032,956	1,032,956	9/1/2017
Grassroots Unwired, Inc.		51,563	51,563	8/1/2016
Maxi Mobility, Inc.		111,375	111,375	7/1/2016
Rated People, Ltd.		1,100,165	1,445,165	*
Stackstorm, Inc.		241,554	241,554	8/1/2017
TiqIQ, Inc.		213,121	213,121	7/1/2017
Subtotal:	8.2%	$ 7,097,566	$ 7,442,566

Wireless
Azumio, Inc.		$ 506,274	$ 696,273	*
Clementine Labs, Inc.		218,915	218,915	3/1/2017
GPShopper, LLC		513,993	513,993	7/1/2017
Kicsend Holdings, Inc.		92,667	92,667	*
InfoReach, Inc.		350,943	350,943	3/1/2017
SpiderCloud Wireless, Inc.		4,585,380	4,585,380	7/1/2017
Subtotal:	7.2%	$ 6,268,172	$ 6,458,171

Total (Cost of $163,384,268):	163.5%	142,249,567	165,184,268

*As of June 30, 2015, loans with a cost basis of $21.0 million and a fair value of $7.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

All loans as of December 31, 2014 were to non-affiliates and consisted of the following:

		Estimated Fair	Par Value	Final
Borrower		Value 12/31/14	Value 12/31/14	Maturity Date
Carrier Networking
Treq Labs, Inc.		$ 1,823,279	$ 1,823,279	*
Subtotal:	1.3%	$ 1,823,279	$ 1,823,279

Computers & Storage
Clustrix, Inc.		$ 2,134,611	$ 2,134,611	5/1/2017
Connected Data, Inc.		1,881,044	1,881,044	5/1/2017
D-Wave Systems, Inc.		1,598,859	1,598,859	2/1/2017
Gridstore, Inc.		1,413,836	1,413,836	6/1/2017
Veloxum, Inc.		416,093	416,093	*
Vidcie, Inc.		431,642	431,642	12/1/2015
Subtotal:	5.7%	$ 7,876,085	$ 7,876,085

Enterprise Networking
Apprion, Inc.		$ 534,558	$ 534,558	4/1/2016
Splashtop, Inc.		1,127,792	1,127,792	5/1/2016
Subtotal:	1.2%	$ 1,662,350	$ 1,662,350

Internet
Behalf, Inc.		$ 1,488,729	$ 1,488,729	5/1/2017
Better Doctor, Inc.		304,363	304,363	6/1/2016
Change.org, Inc.		1,923,173	1,923,173	11/1/2016
CloudTalk, Inc.		5,000	124,008	*
CustomMade, Inc.		1,713,379	1,713,379	5/1/2017
DailyFeats, Inc.		210,068	210,068	1/1/2016
Desti, Inc.		38,983	43,283	*
Digital Caddies, Inc.		854,469	854,469	6/1/2017
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.		1,400,975	1,400,975	9/1/2016
Fast Labs, Inc.		373,488	373,488	3/1/2017
Fingi, Inc.		275,000	352,718	6/1/2018
FlipTop, Inc.		379,583	379,583	6/1/2017
Giddy Apps, Inc.		938,861	938,861	12/1/2017
Giga Omni Media, Inc.		2,498,405	2,498,405	2/1/2016
Giveforward, Inc.		474,588	474,588	7/1/2017
Good Eggs, Inc.		303,029	303,029	6/1/2016
Grovo Learning, Inc.		876,425	876,425	3/1/2017
HEXAGRAM 49, Inc.		421,188	421,188	1/1/2016
Inside Vault, Inc.		437,370	437,370	5/1/2017
Jun Group, LLC		710,184	710,184	2/1/2017

KargoCard, Co.		473,843	473,843	1/1/2016
Kitsy Lane, Inc.		193,730	193,730	12/1/2016
Kiwi Crate, Inc.		1,042,522	1,042,522	7/1/2017
Komli Media, Inc.		2,981,677	2,981,677	11/1/2015
Kulbyt, Inc.		109,363	109,363	8/1/2015
Lenddo International, Inc.		1,045,505	1,045,505	12/1/2015
Lightside Games, Inc.		162,230	235,230	*
LocalResponse, Inc.		341,958	341,958	3/1/2016
MassDrop, Inc.		358,248	358,248	9/1/2017
MediaSpike, Inc.		207,440	207,440	12/1/2016
MeetMe, Inc.		1,322,995	1,322,995	4/1/2016
Minno, Inc.		1,588,734	1,588,734	3/1/2018
Moda Operandi, Inc.		125,127	125,127	12/1/2015
Modasuite, Inc.		1,256,711	1,256,711	7/1/2016
Monetate, Inc.		3,736,811	3,736,811	6/1/2018
Moveline, Inc.		0	929,799	*
Navigating Cancer, Inc.		934,389	934,389	7/1/2016
Osix Corp.		302,026	302,026	10/1/2016
PerformLine, Inc.		68,562	68,562	5/1/2015
Piryx, Inc.		1,511,061	1,511,061	6/1/2017
Pixalate, Inc.		407,620	407,620	3/1/2017
Playstudios, Inc.		3,400,117	3,400,117	6/1/2018
Pleying, Inc.		184,031	184,031	12/1/2016
Quantcast Corp.		7,331,527	7,331,527	4/1/2017
Quri, Inc.		1,906,998	1,906,998	6/1/2018
Radius Intelligence, Inc.		1,608,479	1,608,479	10/1/2017
Relay Network, LLC		435,496	435,496	7/1/2015
Retail Innovation Group, Inc.		1,611,875	1,611,875	7/1/2016
Rivet Games, Inc.		123,082	190,082	*
The SavvySource For Parents, Inc.		396,598	396,598	12/1/2016
Schooltube, Inc.		68,222	108,222	*
ServiceMarketplace, Inc.		215,178	215,178	7/1/2017
Session M, Inc.		1,557,014	1,557,014	2/1/2017
Smart Lunches, Inc.		155,505	155,505	6/1/2016
Sociable Labs, Inc.		313,361	313,361	7/1/2016
TangoCard, Inc.		47,019	47,019	3/1/2015
The Black Tux, Inc.		722,390	722,390	2/1/2018
The Lucky Group Inc.		4,845,416	5,345,416	8/1/2018
UserVoice, Inc.		317,346	317,346	11/1/2015
Waluzi, Inc.		79,987	79,987	8/1/2016
Weddington Way, Inc.		815,644	815,644	11/1/2016
WHI, Inc.		1,877,385	1,877,385	7/1/2017
YouDocs Beauty, Inc.		961,655	1,161,655	5/1/2018
Subtotal:	46.1%	$ 63,226,033	$ 65,426,858

Medical Devices
AxioMed, Inc.		$ 23,748	$ 1,569,748	*

Blockade Medical, LLC		463,868	463,868	9/1/2017
Cayenne Medical, Inc.		4,765,638	4,765,638	12/1/2017
Cervilenz, Inc.		1,823,990	1,823,990	4/1/2016
HourGlass Technologies, Inc.		243,351	869,351	*
MimOSA, Inc.		194,284	194,284	12/1/2015
NasoForm, Inc.		30,077	30,077	2/1/2015
Redox Medical, Inc.		500,000	3,600,000	*
Sonoma Orthopedic Products, Inc.		2,362,253	2,362,253	4/1/2016
Subtotal:	7.6%	$ 10,407,209	$ 15,679,209

Other Healthcare
Cogito Health, Inc.		$ 512,736	$ 512,736	4/1/2017
Health Integrated, Inc.		2,089,102	2,089,102	10/1/2017
HealthEquityLabs, Inc.		927,690	927,690	6/1/2018
Mulberry Health, Inc.		4,812,610	4,812,610	12/1/2017
Physician Software Systems, LLC		476,037	476,037	7/1/2017
Practice Fusion, Inc.		4,443,620	4,443,620	6/1/2016
Project Healthy Living, Inc.		892,851	892,851	10/1/2016
Therapydia, Inc.		602,420	602,420	10/1/2017
Urgent Care Centers of New England, Inc.		2,349,955	2,349,955	4/1/2018
ZocDoc, Inc.		4,517,666	4,517,666	6/1/2017
Subtotal:	15.8%	$ 21,624,687	$ 21,624,687

Other Technology
21e6, LLC		$ 12,754,495	$ 12,754,495	8/1/2017
Automatic Labs, Inc.		766,320	766,320	12/1/2016
Beeline Bikes, Inc.		135,592	135,592	6/1/2017
Daylight Solutions, Inc.		2,571,168	2,571,168	8/1/2017
Ecologic Brands, Inc.		635,944	635,944	6/1/2017
General Assembly, Inc.		1,956,427	1,956,427	12/1/2016
InsideTrack, Inc.		1,304,318	1,304,318	9/1/2017
LanzaTech New Zealand, Ltd.		8,090,966	8,090,966	7/1/2016
Lumo BodyTech, Inc.		1,179,641	1,179,641	12/1/2017
Neuehouse, LLC		3,997,428	3,997,428	7/1/2017
nWay, Inc.		1,361,505	1,361,505	3/1/2018
Pinnacle Engines, Inc.		1,583,540	1,583,540	12/1/2017
PLAE, Inc.		462,689	462,689	6/1/2017
Prana Holdings, Inc.		4,514,012	4,514,012	7/1/2016
Scoot Networks, Inc.		414,974	414,974	3/1/2017
Skully Helmets, Inc.		227,456	227,456	7/1/2017
Sproutling, Inc.		709,251	709,251	9/1/2017
Thoughtful Media Group, Inc.		393,020	573,020	*
Tribogenics, Inc.		1,186,455	1,186,455	9/1/2016
YPX Cayman Holdings Co.		1,003,708	1,003,708	4/1/2016
ZeaChem, Inc.		374,248	4,076,248	*
Subtotal:	33.3%	$ 45,623,157	$ 49,505,157

Security
Agari Data, Inc.		$ 1,082,097	$ 1,082,097	9/1/2017
Guardian Analytics, Inc.		2,856,906	2,856,906	1/1/2018
Kinamik, Inc.		633,670	643,670	*
Uplogix, Inc.		1,250,804	1,250,804	5/1/2017
Venafi, Inc.		3,709,903	3,709,903	6/1/2017
Voltage Security, Inc.		2,369,626	2,369,626	9/1/2017
Subtotal:	8.7%	$ 11,903,006	$ 11,913,006

Software
3Scale, Inc.		$ 712,931	$ 712,931	9/1/2017
AcousticEye, Ltd.		153,386	153,386	12/1/2015
Appconomy, Inc.		1,024,362	2,037,362	*
Apportable, Inc.		835,072	835,072	3/1/2017
Artificial Solutions ASH AB		123,155	123,155	2/1/2015
Atigeo Corporation		2,784,801	2,784,801	9/1/2017
Beanstock Media, Inc.		1,336,495	1,336,495	12/1/2018
BlazeMeter, Inc.		699,151	699,151	10/1/2017
Brightpearl, Inc.		457,337	457,337	6/1/2016
ClearPath, Inc.		275,217	275,217	5/1/2016
Clypd, Inc.		571,745	571,745	11/1/2016
Corduro, Inc.		42,212	132,212	*
D Software, Inc.		156,130	156,130	6/1/2016
Dataium, LLC		162,472	354,472	7/1/2016
DropThought, Inc.		477,668	477,668	12/1/2016
eCommera, Inc.		3,885,784	3,885,784	3/1/2017
Encoding.com, Inc.		524,900	524,900	11/1/2016
gloStream, Inc.		939,981	1,239,981	*
Innerworkings Holdings, Ltd.		14,249	341,471	*
Intalio, Inc.		286,710	286,710	8/1/2015
MediaPlatform, Inc.		563,199	563,199	9/1/2016
Mintigo, Inc.		1,427,018	1,427,018	1/1/2018
Nectar Holdings, Inc.		1,171,556	1,171,556	12/1/2017
OrderGroove, Inc.		878,707	878,707	12/1/2016
Palantir Technologies, Inc.		6,892,406	6,892,406	4/1/2016
Pursway, Inc.		1,078,449	1,078,449	7/1/2016
Riskonnect, Inc.		184,191	184,191	8/1/2015
SCVNGR, Inc.		1,821,982	1,821,982	10/1/2016
SnapLogic, Inc.		1,648,742	1,648,742	7/1/2016
SoundHound, Inc.		3,640,099	3,640,099	5/1/2017
STG-Impact Holdings Corp.		5,677,173	5,677,173	3/1/2016
StreetLight Data, Inc.		635,179	635,179	4/1/2017
Superfish, Inc.		376,601	376,601	10/1/2015
Top Hat Monocle Corp.		640,324	640,324	7/1/2016
Vuemix, Inc.		44,466	44,466	8/1/2015
Workspot, Inc.		164,807	164,807	9/1/2016
Xceedium, Inc.		147,224	147,224	4/1/2015

ZeroTurnaround USA, Inc.		1,428,219	1,428,219	6/1/2018
Subtotal:	32.0%	$ 43,884,100	$ 45,806,322

Technology Services
Akademos, Inc.		$ 890,914	$ 890,914	6/1/2017
Amped, Inc.		1,431,563	1,431,563	11/1/2017
BidPal, Inc.		623,702	623,702	4/1/2016
Blazent, Inc.		583,639	583,639	5/1/2016
Blue Technologies Limited		700,984	700,984	6/1/2017
BountyJobs, Inc.		909,044	909,044	10/1/2017
Callisto Media, Inc.		576,716	576,716	9/1/2016
FSA Store, Inc.		1,220,757	1,220,757	9/1/2017
Grassroots Unwired, Inc.		73,323	73,323	8/1/2016
Maxi Mobility, Inc.		154,981	154,981	7/1/2016
Rated People, Ltd.		1,913,091	1,913,091	12/1/2016
Stackstorm, Inc.		267,700	267,700	8/1/2017
TiqIQ, Inc.		244,011	244,011	7/1/2017
Subtotal:	7.0%	$ 9,590,425	$ 9,590,425

Wireless
Appstack, Inc.		$—	$295,965	*
Azumio, Inc.		675,052	675,052	11/1/2015
Clementine Labs, Inc.		235,375	235,375	3/1/2017
Flint Mobile, Inc.		571,293	571,293	1/1/2016
GPShopper, LLC		685,378	685,378	7/1/2017
InfoReach, Inc.		431,000	431,000	3/1/2017
Meru Networks, Inc.		2,791,500	2,791,500	8/1/2015
Receivd, Inc.		40,459	420,459	*
SpiderCloud Wireless, Inc.		4,695,305	4,695,305	7/1/2017
Subtotal:	7.4%	$ 10,125,362	$ 10,801,327

Total (Cost of $239,908,705):	166.2%	$ 227,745,693	$ 241,708,705

*As of December 31, 2014, loans with a cost basis of $18.5 million and a fair value of $7.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of June 30, 2015 and December 31, 2014, the Fund had unexpired unfunded commitments to borrowers of $6.8 million and $21.2 million, respectively.

Valuation Hierarchy

Under FASB Accounting Standards Codification (ASC) 820-10 Fair Value Measurement, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2015.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund. As a result, these measurements are classified as Level 1. The Fund's investments in the interest rate cap are based on quotes from the market makers and therefore, are classified as Level 2. The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements. The below tables are not intended to be all-inclusive, but rather to provide information on significant Level 3 inputs as they relate to the Fund's fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	6/30/2015	Methodologies	Unobservable Input	Range
Computer & Storage	$6,010,711	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	19%
		Liquidation	Investment Collateral	$116,093

Enterprise Networking	$1,119,047	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$37,062,289	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $1,203,063

Medical Devices	$1,024,962	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$14,238-$250,000

Other Healthcare	$15,210,112	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%

Other Technology	$35,619,200	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$97,672-$178,048

Security	$4,066,854	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%

Software	$28,770,654	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$4,604-$863,138

Technology Services	$7,097,566	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$1,100,165

Wireless	$6,268,172	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$92,667-$506,274

Total	142,249,567

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2014	Methodologies	Unobservable Input	Range
Carrier Networking	$1,823,279	Liquidation	Investment Collateral	$1,823,279

Computer & Storage	$7,876,085	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	19%
		Liquidation	Investment Collateral	$416,093

Enterprise Networking	$1,662,350	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$63,226,033	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $453,896

Medical Devices	$10,407,209	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$23,748-$500,000

Other Healthcare	$21,624,687	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%

Other Technology	$45,623,157	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$374,248-$393,020

Security	$11,903,006	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$633,670

Software	$43,884,100	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$14,249-$1,024,362

Technology Services	$9,590,425	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$10,125,362	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$40,459

Total	$ 227,745,693

The following table presents the balances of assets and liabilities as of June 30, 2015 and December 31, 2014 measured at fair value on a recurring basis:

As of June 30, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$142,249,567	$142,249,567
Other Investment	—	51,662	—	51,662
Cash equivalents	11,454,813	—	—	11,454,813
Total	$11,454,813	$51,662	$142,249,567	$153,756,042

As of December 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$227,745,693	$227,745,693
Other Investment	—	149,844	—	149,844
Cash equivalents	14,006,961	—	—	14,006,961
Total	$14,006,961	$149,844	$227,745,693	$241,902,498

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
	Loans	Warrants	Loans	Warrants	Stock	Conv. Note
Beginning balance	$183,481,397	$—	$227,745,693	$—	$—	$—
Acquisitions and originations	$1,250,000	147,011	3,362,500	563,961	642,227	250,000
Principal reductions	$(37,622,210)	—	(78,457,978)	—	—	—
Distribution to shareholder	—	(147,011)	—	(563,961)	(642,227)	(250,000)
Net change in unrealized gain (loss) from investments	$(4,448,691)	—	(8,971,688)	—	—	—
Net realized loss from investments	$(410,929)	—	(1,428,960)	—	—	—
Ending balance	$142,249,567	$—	$142,249,567	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2015	$(4,925,000)		$(10,980,478)

	For the Three Months Ended June 30, 2014				For the Six Months Ended June 30, 2014
	Loans	Warrants	Stock	Conv. Note	Loans	Warrants	Stock	Conv. Note
Beginning balance	$279,801,961	$—	$—	$—	$293,800,885	$—	$—	$—
Acquisitions and originations	$30,235,000	2,445,094	145,663	24,770	62,065,000	5,754,527	145,663	61,924
Principal reductions	$(36,418,105)	—	—	—	(82,124,029)	—	—	—
Distribution to shareholder	$—	(2,445,094)	(145,663)	(24,770)	—	(5,754,527)	(145,663)	(61,924)
Net change in unrealized loss from investments	$(2,005,073)	—	—	—	(818,932)	—	—	—
Net realized loss from investments	$(680,657)	—	—	—	(1,989,798)	—	—	—
Ending balance	$270,933,126	$—	$—	$—	$270,933,126	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2014	$(2,832,300)				$(2,974,522)

4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding.  Diluted earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options).  The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5.	CAPITAL STOCK

As of June 30, 2015 and December 31, 2014, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2015, was $294.0 million.  Total contributed capital to the Company through June 30, 2015 and December 31, 2014 was $279.3 million, of which $241.5 million was contributed to the Fund.  The remaining $14.7 million in committed capital as of June 30, 2015 expired in June 2015 as the five year anniversary passed. No further capital can be called.

The chart below shows the distributions of the Fund for the six months ended June 30, 2015 and 2014.

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Cash distributions	$53,000,000	$37,800,000
Distributions of equity securities	1,456,188	5,962,114

Total distributions to shareholder	$54,456,188	$43,762,114

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

The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirety on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month repayment plan and a subsequent 18-month amortized repayment plan. The size of the facility was reduced to $84 million on April 15, 2015 and $74 million on June 12, 2015. Subsequent to quarter end, the size of facility was reduced to $64 million on July 21, 2015. The Fund will continue to reduce the facility because of its sufficient cash and cash flow to meet the needs of the unfunded commitments as well as pay expenses without further need to borrow. Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate loans (as defined in the Loan Agreement) or LIBOR loans. As of June 30, 2015, $67.8 million was outstanding under the Loan Agreement. Subsequent to the quarter-end, the Fund paid $7.5 million on July 15, 2015 and the outstanding balance under the facility was reduced to $60.3 million. The Loan Agreement will terminate on March 23, 2017, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.

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

Bank fees of $280,000 were incurred in connection with the renewal of the facility on September 30, 2014. The bank fees and other costs incurred are capitalized and amortized to interest expense on a straight line basis over the expected life of the facility. Fees and costs previously incurred under the facility have been fully amortized.

The facility contains various covenants including financial covenants related to: (i) debt to net worth ratio, (ii) minimum debt service coverage ratio, (iii) interest coverage ratio, (iv) asset coverage, (v) asset coverage under investment company act, (vi) maximum loan loss reserves, and (vii) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of June 30, 2015, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of June 30, 2015:

Roll-Over Date	Amount		Maturity Date	Floating Interest Rate
June 15, 2015	$30,000,000	(*)	7/15/2015	2.94%
June 15, 2015	$37,800,000		9/15/2015	3.04%
TOTAL OUTSTANDING	$67,800,000
(*) $7.5 million was paid on July 15, 2015 and the remaining $22.5 million loan amount was subsequently rolled for a 30-day LIBOR loan, which is expected to mature on August 14, 2015.

7. INTEREST RATE CAP AGREEMENT

As of June 30, 2015, the Fund has entered into interest rate cap transactions with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A. with a notional principal amount of $53 million for both agreements, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the expected outstanding balance under the debt facility changes. The Fund paid upfront fees of $200,000 which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 30-day LIBOR. Payments, if necessary are made quarterly and will terminate on March 23, 2017.

As of June 30, 2015 and December 31, 2014, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	June 30, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreement	Other Investment	$51,662	Other Investment	$149,844

For the three and six months ended June 30, 2015 , the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the three months ended		For the six months ended
Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest rate cap and swap agreement	Net change in unrealized gain (loss) from hedging activities	$1,201	$(5,324)	$(52,182)	$(48,433)

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2015 and 2014.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Total return **	1.95%	3.79%	3.97%	9.94%

Per share amounts:
Net asset value, beginning of period	$1,162.24	$1,848.95	$1,370.15	$1,943.66
Net investment income	67.98	93.91	149.11	202.33
Net realized and change in unrealized
loss from investments and
hedging activities	(48.59)	(26.91)	(104.54)	(28.57)
Net increase in net assets from operations	19.39	67.00	44.57	173.76
Distributions of income to shareholder	(63.87)	(84.10)	(134.81)	(176.43)
Return of capital to shareholder	(247.60)	(152.05)	(409.75)	(261.19)

Net asset value, end of period	$870.16	$1,679.80	$870.16	$1,679.80

Net assets, end of period	$87,016,263	$167,979,852	$87,016,263	$167,979,852

Ratios to average net assets:

Expenses*	6.85%	6.67%	6.91%	6.89%
Net investment income*	26.94%	20.94%	25.98%	22.43%
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

Overview

The Fund is 100% owned by Venture Lending & Leasing VI, LLC (the “Company”).  The Fund's shares of Common Stock, at $0.001 par value, were sold to its shareholder, the Company, under a stock purchase agreement.  The Fund has issued 100,000 of the Fund's 10,000,000 authorized shares.  The Company will not make additional capital contributions to the Fund.

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

Results of Operations - For the Three and Six Months Ended June 30, 2015 and 2014

Total investment income for the three months ended June 30, 2015 and 2014 was $8.5 million and $12.4 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the six months ended June 30, 2015 and 2014 was $18.9 million and $26.4 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The decrease in investment income was due to the decrease in the average loans outstanding from $270.2 million for the three months ended June 30, 2014 to $157.3 million for the three months ended June 30, 2015, and from $275.9 million for the six months ended June 30, 2014 to $179.6 million for the six months ended June 30, 2015. This decrease was partially offset by the increase in average interest rates from 18.23% for the three months ended June 30, 2014 to 21.58% for the three months ended June 30, 2015, and from 18.60% for the six months ended June 30, 2014 to 20.07% for the six months ended June 30, 2015. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility of values ascribed to warrants, and new loans funded during the year and early payoffs.

Management fees for the three months ended June 30, 2015 and 2014 were $1.0 million and $1.8 million, respectively. Management fees for the six months ended June 30, 2015 and 2014 were $2.3 million and $3.8 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because assets under management as of June 30, 2015 were lower than assets as of June 30, 2014.

Total interest expense was $0.6 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. Total interest expense was $1.4 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively. Interest expense slightly decreased primarily due to the decreased average borrowings, which decreased from $122.6 million for the three months ended June 30, 2014 to $77.4 million for the three months ended June 30, 2015, and from $125.9 million for the six months ended June 30, 2014 to $87.1 million for the six months ended June 30, 2015. These decreases in interest expense is also because of the decreased interest rate from 3.54% for the three months ended June 30, 2014 to 3.33% for the three months ended June 30, 2015, and from 3.47% for the six months ended June 30, 2014 to 3.25% for the six months ended June 30, 2015.

Total banking and professional fees were $0.1 million for the three months ended June 30, 2015 and 2014. Total banking and professional fees were $0.2 million for the six months ended June 30, 2015 and 2014. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended June 30, 2015 and 2014. Total other operating expenses were less than $0.1 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

Net investment income for the three months ended June 30, 2015 and 2014, was $6.8 million and $9.4 million, respectively. Net investment income for the six months ended June 30, 2015 and 2014, was $14.9 million and $20.2 million, respectively.

Net realized loss from investments was $0.4 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. Net realized loss from investments was $1.4 million and $2.0 million for the six months ended June 30, 2015 and 2014, respectively.

Net change in unrealized loss from investments was $4.4 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively. Net change in unrealized loss from investments was $9.0 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net change in unrealized gain (loss) from hedging activities was less than $0.1 million and less than ($0.1 million) for the three months ended June 30, 2015 and 2014. Net change in unrealized loss from hedging activities was less than $0.1 million for the six months ended June 30, 2015 and 2014. The unrealized gain (loss) consists of the unrealized losses from hedging activities. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates, which terminated on September 23, 2014. On September 30, 2014, the Fund entered into interest rate cap transactions with Union Bank,

N.A and Wells Fargo Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended June 30, 2015 and 2014 was $1.9 million and $6.7 million, respectively. Net increase in net assets resulting from operations for the six months ended June 30, 2015 and 2014 was $4.5 million and $17.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $19.39 and $67.00 for the three months ended June 30, 2015 and 2014, respectively, and $44.57 and $173.76 for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources – June 30, 2015 and December 31, 2014

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of June 30, 2015. Committed capital to the Company at June 30, 2015 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital as of June 30, 2015 expired in June 2015 as the five year anniversary passed. No further capital can be called.

The Fund established a secured revolving debt facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA. The facility was extended through March 23, 2017 and the amount available was reduced to $120 million. The size of the facility was reduced to $84 million on April 15, 2015 and $74 million on June 12, 2015. Subsequent to quarter end, the size of facility was reduced to $64 million on July 21, 2014. The Fund will continue to reduce the facility because of its sufficient cash and cash flow to meet the needs of the unfunded commitments as well as pay expenses without further need to borrow. As of June 30, 2015 and December 31, 2014, the outstanding balance under the facility was $67.8 million and $106.6 million, respectively. Subsequent to the quarter-end, the Fund paid $7.5 million on July 15, 2015 and the outstanding balance under the facility was reduced to $60.3 million.

As of June 30, 2015 and December 31, 2014, 7% and 6%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2015. Amounts disbursed under the Fund's loan commitments totaled approximately $3.4 million during the six months ended June 30, 2015.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $85.5 million for the same period.  Unexpired, unfunded commitments totaled approximately $6.8 million as of June 30, 2015.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2015	$715.4 million	$573.2 million	$142.2 million	$6.8 million
December 31, 2014	$712.0 million	$484.3 million	$227.7 million	$21.2 million

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

The Fund's investments are subject to market risk based on several factors, including, but not limited to, the borrower's credit history, available cash, support of the borrower's underlying investors, available liquidity, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan, and the ability to exit via Initial Public Offering or Merger and Acquisition.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of June 30, 2015, the outstanding debt balance was $67.8 million with interest based on a weighted averaged interest rate of 0.25%, for which the Fund had an interest rate cap in place at 0.70% on $53.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity at 0.45%, which the Manager does not believe is material to the financial statements. Additionally, the Fund has interest rate risk on the $14.8 million uncapped portion of the debt facility.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2014 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the six months ended June 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through June 30, 2015 which was used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 13, 2015	Date:	August 13, 2015

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.