Form 10-Q
period 2015-09-30
Venture Lending & Leasing VI, Inc.
filed 2015-11-13
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2015
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2015 and December 31, 2014

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2015 and 2014

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2015 and 2014

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2015 and 2014

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $136,745,399 and $239,908,705)	$117,941,880	$227,745,693
Interest Rate Caps (Cost of $138,000 and $207,000)	21,786	149,844
Total Investments (Cost of $136,883,399 and $240,115,705)	117,963,666	227,895,537
Cash and cash equivalents	4,700,849	14,006,961
Other assets	2,229,374	3,851,394

Total assets	124,893,889	245,753,892

LIABILITIES
Borrowings under debt facility	51,900,000	106,550,000
Accrued management fees	774,274	1,528,462
Accounts payable and other accrued liabilities	253,758	659,942

Total liabilities	52,928,032	108,738,404

NET ASSETS	$71,965,857	$137,015,488

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Unrealized depreciation on investments	(18,919,733)	(12,220,168)
Distribution in excess of net investment income	(150,639,410)	(92,289,344)
Net assets (equivalent to $719.66 and $1,370.15 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$71,965,857	$137,015,488

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

INVESTMENT INCOME:
Interest on loans	$5,029,170	$12,532,551	$23,844,594	$38,622,718
Other interest and other income	248	9,515	60,078	367,770
Total investment income	5,029,418	12,542,066	23,904,672	38,990,488

EXPENSES:
Management fees	780,587	1,665,838	3,040,751	5,468,388
Interest expense	503,878	1,232,582	1,918,836	3,418,022
Banking and professional fees	91,218	152,787	339,007	308,164
Other operating expenses	29,465	58,373	72,015	130,157
Total expenses	1,405,148	3,109,580	5,370,609	9,324,731
Net investment income	3,624,270	9,432,486	18,534,063	29,665,757

Net realized loss from investments	(2,679,239)	(3,083)	(4,108,199)	(1,992,881)
Net change in unrealized gain (loss) from investments	2,331,181	(851,000)	(6,640,507)	(1,669,932)
Net realized loss from hedging activities	—	(95,864)	—	(696,361)
Net change in unrealized gain (loss) from hedging activities	(6,876)	281,044	(59,058)	833,109
Net realized and change in unrealized loss from investments and hedging activities	(354,934)	(668,903)	(10,807,764)	(3,526,065)

Net increase in net assets resulting from operations	$3,269,336	$8,763,583	$7,726,299	$26,139,692
Net increase in net assets resulting from operations per share	$32.69	$87.64	$77.26	$261.40
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Net increase in net assets resulting from operations:
Net investment income	$18,534,063	$29,665,757
Net realized loss from investments	(4,108,199)	(1,992,881)
Net change in unrealized loss from investments	(6,640,507)	(1,669,932)
Net realized loss from hedging activities	—	(696,361)
Net change in unrealized gain (loss) from hedging activities	(59,058)	833,109

Net increase in net assets resulting from operations	7,726,299	26,139,692

Distributions of income to shareholder	(14,425,864)	(26,976,524)
Return of capital to shareholder	(58,350,066)	(43,449,207)
Decrease in capital transactions	(72,775,930)	(70,425,731)

Total decrease in net assets	(65,049,631)	(44,286,039)

Net assets
Beginning of period	137,015,488	194,365,857

End of period (undistributed net investment income of $0 and $0)	$71,965,857	$150,079,818

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$7,726,299	$26,139,692
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	4,108,199	1,992,881
Net change in unrealized (gain) loss from investments	6,640,507	1,669,932
Net change in unrealized (gain) loss from hedging activities	59,058	(833,099)
Receipt of equity securities as payment for waiver		(327,440)
Amortization of deferred costs related to borrowing facility	170,995	368,849
Net decrease in other assets	1,520,025	255,627
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(1,160,372)	(1,613,739)
Origination of loans	(3,362,500)	(95,500,000)
Principal payments on loans	100,728,644	128,017,643
Acquisition of equity securities	(86,967)	(6,276,872)
Net cash provided by operating activities	116,343,888	53,893,474
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(71,000,000)	(62,800,000)
Repayment of debt facility	(54,650,000)	(20,350,000)
Payment of bank facility fees and costs		(280,000)
Net cash used in financing activities	(125,650,000)	(83,430,000)
Net decrease in cash and cash equivalents	(9,306,112)	(29,536,526)
CASH AND CASH EQUIVALENTS:
Beginning of period	14,006,961	35,377,189
End of period	$4,700,849	$5,840,663
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$1,897,512	$3,826,653
Settlement under interest rate swap agreement	$—	$696,351
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$1,775,930	$7,625,731
Receipt of equity securities as repayment of loans	$1,688,963	$1,021,419

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2015 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, the financial statements include nonmarketable investments of $117.9 million and $227.7 million, respectively (or 94% and 93% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of September 30, 2015, loans with a cost basis of $24.4 million and a fair value of $6.7 million, have been classified as non-accrual. As of December 31, 2014, loans with a cost basis of $18.5 million and a fair value of $7.3 million, have been classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the nine months ended September 30, 2015 and September 30, 2014, the Fund assumed the average duration of a warrant is 3.5 years and 3 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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
As of September 30, 2015 and December 31, 2014, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $51.9 million and $106.6 million, respectively.

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

Interest Rate Cap Agreements

On September 30, 2014, the Fund entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in interest rate caps in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in Net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations. The quarterly interest received on the interest rate cap contracts, if any, is recorded in Net realized gain (loss) from hedging activities in the Condensed Statements of Operations.

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

Through September 30, 2015, the deferred bank fees and costs associated with the September 30, 2014 extended expiration date previously had been amortized over the estimated life of the facility. The amortization of these costs was recorded as interest expense in the Condensed Statement of Operations (see Note 6).

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

Tax Status

The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failure to maintain BDC status will result in the Fund losing its RIC status and as a result, losing its favorable tax treatment as a RIC. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC and RIC status.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the appreciation and depreciation of the investments reported on the summary of investments in Note 3 below.

As of September 30, 2015:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$136,745,399	—	$(18,803,519)	$(18,803,519)	$117,941,880
Interest Rate Caps	138,000	—	(116,214)	(116,214)	21,786

Total	$136,883,399	—	$(18,919,733)	$(18,919,733)	$117,963,666

As of December 31, 2014:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$239,908,705	—	$(12,163,012)	$(12,163,012)	$227,745,693
Interest Rate Caps	207,000	—	(57,156)	(57,156)	149,844

Total	$240,115,705	—	$(12,220,168)	$(12,220,168)	$227,895,537

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

Through September 2015, the Fund had no undistributed earnings. Additionally, for the nine months ended September 30, 2015, distributions were made in excess of distributable earnings by $ 58.4 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. Distributions in excess of net investment income were $150.6 million and $92.3 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the Fund had no uncertain tax positions.

The Fund's tax years are open to examination by federal tax authorities from 2012 to 2014, and open to examination by California tax authorities from 2011 to 2014.

3.	SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2015, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except where indicated.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended September 30, 2015 and September 30, 2014, the weighted-average interest rate on the performing loans was 16.42% and 19.35%, respectively. For the nine months ended September 30, 2015 and September 30, 2014, the weighted-average interest rate on the performing loans was 19.06% and 18.83%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three months ended September 30, 2015 and September 30, 2014, the weighted-average interest rate on the cash portion of the interest income was 12.33% and 15.10%, respectively. For the nine months ended September 30, 2015 and September 30, 2014, the weighted-average interest rate on the cash portion of the interest income was 14.47% and 14.45%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of September 30, 2015 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund. As of September 30, 2015, all Fund loans were made to non-affiliates and consisted of the following (unaudited):

		Estimated Fair	Par Value	Final
Borrower		Value 9/30/15	Value 9/30/15	Maturity Date
Computers & Storage
Clustrix, Inc.		$ 1,490,672	$ 1,490,672	5/1/2017
Connected Data, Inc.		900,377	1,200,377	5/1/2017
D-Wave Systems, Inc.**		1,169,544	1,169,544	2/1/2017
Gridstore, Inc.		1,045,603	1,045,603	6/1/2017
Veloxum, Inc.		116,093	416,093	*
Vidcie, Inc.		149,121	149,121	12/1/2015
Subtotal:	6.8%	$ 4,871,410	$ 5,471,410

Enterprise Networking
Apprion, Inc.		$ 252,133	$ 252,133	4/1/2016
Splashtop, Inc.		577,103	577,103	5/1/2016

Subtotal:	1.2%	$ 829,236	$ 829,236

Internet
CustomMade Ventures Corp		$ 687,276	$ 687,276	*
DailyFeats, Inc.		71,326	71,326	1/1/2016
Digital Caddies, Inc.**		75,327	987,584	*
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.**		846,856	846,856	9/1/2016
Fast Labs, Inc.		245,065	245,065	3/1/2017
Giddy Apps, Inc.		1,091,732	1,091,732	12/1/2017
Giveforward, Inc.		458,912	458,912	7/1/2017
Grovo Learning, Inc.		615,841	615,841	3/1/2017
HEXAGRAM 49, Inc.		110,799	110,799	1/1/2016
InsideVault, Inc.		306,488	306,488	5/1/2017
KargoCard, Co.**		80,447	80,447	1/1/2016
Kitsy Lane, Inc.		39,441	169,441	*
Kiwi Crate, Inc.		857,252	857,252	4/1/2018
Komli Media, Inc.**		478,341	478,341	11/1/2015
Lenddo International**		293,384	293,384	12/1/2015
Lightside Games, Inc.		81,230	154,230	*
LocalResponse, Inc.		111,143	111,143	3/1/2016
Madison Reed, Inc.		1,384,450	1,384,450	6/1/2018
MeetMe, Inc.		621,836	621,836	4/1/2016
Moda Operandi, Inc.		33,035	33,035	12/1/2015
Monetate, Inc.		2,685,211	2,685,211	6/1/2018
Navigating Cancer, Inc.		319,276	319,276	7/1/2016
Osix Corp.		122,497	122,497	10/1/2016
Piryx, Inc.		1,187,196	1,467,196	*
Pixalate, Inc.		274,918	274,918	3/1/2017
Playstudios, Inc.		2,396,038	2,396,038	6/1/2018
Quantcast Corp.		3,957,114	3,957,114	4/1/2017
Quri, Inc.		1,797,835	1,797,835	6/1/2018
Radius Intelligence, Inc.		1,402,259	1,402,259	10/1/2017
Rivet Games, Inc.		78,082	145,082	*
Schoola, Inc.		124,299	124,299	12/1/2016
Schooltube, Inc.		0	108,222	*
Smart Lunches, Inc.		88,116	88,116	6/1/2016
Sociable Labs, Inc.		166,871	166,871	7/1/2016
The Lucky Group Inc. ***		0	5,475,873	*
THECLYMB		902,804	902,804	10/1/2017
UserVoice, Inc.		57,439	57,439	11/1/2015
Weddington Way, Inc.		440,543	440,543	11/1/2016
WHI, Inc.		1,356,618	1,356,618	7/1/2017
YouDocs Beauty, Inc.***		1,053,371	1,193,371	5/1/2018
Yourmechanic, Inc.		170,578	170,578	7/1/2017
Subtotal:	38.2%	$ 27,525,142	$ 34,901,494

Medical Devices
AxioMed, Inc.		$ 14,238	$ 1,560,238	*
Blockade Medical, LLC		389,366	389,366	9/1/2017
HourGlass Technologies, Inc.		0	872,325	*
MimOSA, Inc.		207,260	207,260	12/1/2016
Redox Medical, Inc.		250,000	3,600,000	*
Subtotal:	1.2%	$ 860,864	$ 6,629,189

Other Healthcare
Cogito Health, Inc.		$ 363,583	$ 363,583	4/1/2017
Health Integrated, Inc.		1,515,613	1,515,613	10/1/2017
HealthEquityLabs, Inc.		943,680	943,680	6/1/2018
Mulberry Health, Inc.		3,795,798	3,795,798	12/1/2017
Physician Software Systems, LLC		365,728	365,728	7/1/2017
Practice Fusion, Inc.		2,352,806	2,352,806	6/1/2016
Project Healthy Living, Inc.		562,561	562,561	10/1/2016
Therapydia, Inc.		422,335	422,335	10/1/2017
Urgent Care Centers of New England, Inc.		3,231,709	3,231,709	9/1/2018
Subtotal:	18.8%	$ 13,553,813	$ 13,553,813

Other Technology
21E6, Inc		$ 11,037,479	$ 11,037,479	9/1/2017
Automatic Labs, Inc.		497,460	497,460	12/1/2016
Beeline Bikes, Inc.		101,590	101,590	6/1/2017
Daylight Solutions, Inc.		1,510,387	1,510,387	8/1/2017
eco.logic brands, inc.		445,481	445,481	6/1/2017
General Assembly, Inc.		1,284,867	1,284,867	12/1/2016
InsideTrack, Inc.		1,029,984	1,029,984	9/1/2017
LanzaTech New Zealand Ltd.**		3,730,025	3,730,025	7/1/2016
Lumo BodyTech, Inc.		1,092,350	1,092,350	12/1/2017
Neuehouse, LLC		2,999,250	2,999,250	7/1/2017
nWay, Inc.		1,180,628	1,180,628	3/1/2018
Pinnacle Engines, Inc.		974,901	974,901	12/1/2017
Prana Holdings, Inc.		2,808,416	2,808,416	7/1/2016
Scoot Networks, Inc.		296,659	296,659	3/1/2017
Skully, Inc.		180,997	180,997	7/1/2017
Sproutling, Inc.		542,835	542,835	9/1/2017
Thoughtful Media Group, Inc.		10,288	10,288	*
Tribogenics, Inc.		660,812	660,812	9/1/2016
YPX Cayman Holdings Co.**		350,423	350,423	4/1/2016
ZeaChem, Inc.		87,763	3,286,383	*
Subtotal:	42.8%	$ 30,822,595	$ 34,021,215

Security
Agari Data, Inc.		$ 826,237	$ 826,237	9/1/2017
Guardian Analytics, Inc.		2,507,159	2,507,159	1/1/2018
Uplogix, Inc.		421,843	1,121,843	*
Subtotal:	5.2%	$ 3,755,239	$ 4,455,239

Software
3Scale, Inc.		$ 610,810	$ 610,810	9/1/2017
AcousticEye, Ltd.		40,291	40,291	12/1/2015
Appconomy, Inc.		826,362	1,839,362	*
Atigeo Corporation		2,339,294	2,339,294	9/1/2017
Beanstock Media, Inc.***		647,967	1,347,967	12/1/2018
BlazeMeter, Inc. **		780,901	780,901	1/1/2018
Brightpearl, Inc.**		242,385	242,385	6/1/2016
ClearPath, Inc.		144,524	144,524	5/1/2016
Clypd, Inc.		365,027	365,027	11/1/2016
Corduro, Inc.		19,712	109,712	*
DropThought, Inc.		314,662	314,662	12/1/2016
Encoding.com, Inc.		314,568	314,568	11/1/2016
gloStream, Inc.		824,716	1,124,716	*
Innerworkings Holdings, Ltd.		4,521	326,744	*
MediaPlatform, Inc.		270,900	270,900	9/1/2016
Mintigo, Inc.**		1,157,238	1,157,238	1/1/2018
Nectar Holdings, Inc.		976,900	976,900	12/1/2017
OrderGroove, Inc.		740,148	740,148	12/1/2017
Palantir Technologies, Inc.		3,199,365	3,199,365	4/1/2016
SCVNGR, Inc.		1,134,150	1,134,150	10/1/2016
SnapLogic, Inc.		1,196,756	1,196,756	7/1/2016
SoundHound, Inc.		2,449,617	2,449,617	5/1/2017
STG-Impact Holdings Corp.		3,038,331	3,038,331	3/1/2016
StreetLight Data, Inc.		445,959	445,959	4/1/2017
Superfish, Inc.		26,534	26,534	10/1/2015
Top Hat Monocle Corp.**		356,104	356,104	7/1/2016
Workspot, Inc.		102,053	102,053	9/1/2016
ZeroTurnaround USA, Inc.**		1,357,174	1,357,174	6/1/2018
Subtotal:	33.2%	$ 23,926,969	$ 26,352,192

Technology Services
Akademos, Inc. ***		$ 678,300	$ 678,300	6/1/2017
Amped, Inc.		1,167,431	1,167,431	11/1/2017
BidPal, Inc.		304,757	304,757	4/1/2016
Blazent, Inc.		290,092	290,092	5/1/2016
Blue Technologies Limited **		518,803	518,803	6/1/2017
BountyJobs, Inc.		374,921	374,921	10/1/2017
Callisto Media, Inc.		334,652	334,652	9/1/2016
FSA Store, Inc.		934,827	934,827	9/1/2017
Grassroots Unwired, Inc.		39,720	39,720	8/1/2016

Maxi Mobility, Inc.		87,831	87,831	7/1/2016
Rated People, Ltd.**		1,075,427	1,420,427	*
Stackstorm, Inc.		204,878	204,878	1/1/2018
TiqIQ, Inc.		192,942	192,942	7/1/2017
Subtotal:	8.6%	$ 6,204,581	$ 6,549,581

Wireless
Azumio, Inc.		$ 422,398	$612,397	*
GPShopper, LLC		422,329	422,329	7/1/2017
InfoReach, Inc.		308,469	308,469	3/1/2017
Received, Inc.		63,308	63,308	*
SpiderCloud Wireless, Inc.		4,375,527	4,375,527	7/1/2017
Subtotal:	7.8%	$ 5,592,031	$5,782,030

Total Loans (Cost of $136,745,399):	163.9%	$117,941,880	$138,545,399

Interest Rate Caps (Cost of $138,000)	0%	21,786	138,000

Total Investments (Cost of $136,883,399)	163.9%	$117,963,666	$138,683,399

*As of September 30, 2015, loans with a cost basis of $24.4 million and a fair value of $6.7 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems "non-qualifying assets” under section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2015, 10.2% of the Fund’s assets represented non-qualifying assets.

*** Indicates assets that are not senior loans.

All loans as of December 31, 2014 were were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund. As of December 31, 2014, all Fund loans were made to non-affiliates and consisted of the following:

		Estimated Fair	Par Value	Final
Borrower		Value 12/31/14	Value 12/31/14	Maturity Date
Carrier Networking
Treq Labs, Inc.		$ 1,823,279	$ 1,823,279	*
Subtotal:	1.3%	$ 1,823,279	$ 1,823,279

Computers & Storage
Clustrix, Inc.		$ 2,134,611	$ 2,134,611	5/1/2017
Connected Data, Inc.		1,881,044	1,881,044	5/1/2017
D-Wave Systems, Inc.**		1,598,859	1,598,859	2/1/2017
Gridstore, Inc.		1,413,836	1,413,836	6/1/2017
Veloxum, Inc.		416,093	416,093	*
Vidcie, Inc.		431,642	431,642	12/1/2015
Subtotal:	5.7%	$ 7,876,085	$ 7,876,085

Enterprise Networking
Apprion, Inc.		$ 534,558	$ 534,558	4/1/2016

Splashtop, Inc.		1,127,792	1,127,792	5/1/2016
Subtotal:	1.2%	$ 1,662,350	$ 1,662,350

Internet
Behalf, Inc.		$ 1,488,729	$ 1,488,729	5/1/2017
Better Doctor, Inc.		304,363	304,363	6/1/2016
Change.org, Inc.		1,923,173	1,923,173	11/1/2016
CloudTalk, Inc.		5,000	124,008	*
CustomMade, Inc.		1,713,379	1,713,379	5/1/2017
DailyFeats, Inc.		210,068	210,068	1/1/2016
Desti, Inc.		38,983	43,283	*
Digital Caddies, Inc.**		854,469	854,469	6/1/2017
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.**		1,400,975	1,400,975	9/1/2016
Fast Labs, Inc.		373,488	373,488	3/1/2017
Fingi, Inc.		275,000	352,718	6/1/2018
FlipTop, Inc.		379,583	379,583	6/1/2017
Giddy Apps, Inc.		938,861	938,861	12/1/2017
Giga Omni Media, Inc.		2,498,405	2,498,405	2/1/2016
Giveforward, Inc.		474,588	474,588	7/1/2017
Good Eggs, Inc.		303,029	303,029	6/1/2016
Grovo Learning, Inc.		876,425	876,425	3/1/2017
HEXAGRAM 49, Inc.		421,188	421,188	1/1/2016
Inside Vault, Inc.		437,370	437,370	5/1/2017
Jun Group, LLC		710,184	710,184	2/1/2017
KargoCard, Co.**		473,843	473,843	1/1/2016
Kitsy Lane, Inc.		193,730	193,730	12/1/2016
Kiwi Crate, Inc.		1,042,522	1,042,522	7/1/2017
Komli Media, Inc.**		2,981,677	2,981,677	11/1/2015
Kulbyt, Inc.		109,363	109,363	8/1/2015
Lenddo International, Inc.**		1,045,505	1,045,505	12/1/2015
Lightside Games, Inc.		162,230	235,230	*
LocalResponse, Inc.		341,958	341,958	3/1/2016
MassDrop, Inc.		358,248	358,248	9/1/2017
MediaSpike, Inc.		207,440	207,440	12/1/2016
MeetMe, Inc.		1,322,995	1,322,995	4/1/2016
Minno, Inc.		1,588,734	1,588,734	3/1/2018
Moda Operandi, Inc.		125,127	125,127	12/1/2015
Modasuite, Inc.		1,256,711	1,256,711	7/1/2016
Monetate, Inc.		3,736,811	3,736,811	6/1/2018
Moveline, Inc.		0	929,799	*
Navigating Cancer, Inc.		934,389	934,389	7/1/2016
Osix Corp.		302,026	302,026	10/1/2016
PerformLine, Inc.		68,562	68,562	5/1/2015
Piryx, Inc.		1,511,061	1,511,061	6/1/2017
Pixalate, Inc.		407,620	407,620	3/1/2017
Playstudios, Inc.		3,400,117	3,400,117	6/1/2018

Pleying, Inc.		184,031	184,031	12/1/2016
Quantcast Corp.		7,331,527	7,331,527	4/1/2017
Quri, Inc.		1,906,998	1,906,998	6/1/2018
Radius Intelligence, Inc.		1,608,479	1,608,479	10/1/2017
Relay Network, LLC		435,496	435,496	7/1/2015
Retail Innovation Group, Inc.		1,611,875	1,611,875	7/1/2016
Rivet Games, Inc.		123,082	190,082	*
The SavvySource For Parents, Inc.		396,598	396,598	12/1/2016
Schooltube, Inc.		68,222	108,222	*
ServiceMarketplace, Inc.		215,178	215,178	7/1/2017
Session M, Inc.		1,557,014	1,557,014	2/1/2017
Smart Lunches, Inc.		155,505	155,505	6/1/2016
Sociable Labs, Inc.		313,361	313,361	7/1/2016
TangoCard, Inc.		47,019	47,019	3/1/2015
The Black Tux, Inc.		722,390	722,390	2/1/2018
The Lucky Group Inc.***		4,845,416	5,345,416	8/1/2018
UserVoice, Inc.		317,346	317,346	11/1/2015
Waluzi, Inc.		79,987	79,987	8/1/2016
Weddington Way, Inc.		815,644	815,644	11/1/2016
WHI, Inc.		1,877,385	1,877,385	7/1/2017
YouDocs Beauty, Inc.***		961,655	1,161,655	5/1/2018
Subtotal:	46.1%	$ 63,226,033	$ 65,426,858

Medical Devices
AxioMed, Inc.		$ 23,748	$ 1,569,748	*
Blockade Medical, LLC		463,868	463,868	9/1/2017
Cayenne Medical, Inc.		4,765,638	4,765,638	12/1/2017
Cervilenz, Inc.		1,823,990	1,823,990	4/1/2016
HourGlass Technologies, Inc.		243,351	869,351	*
MimOSA, Inc.		194,284	194,284	12/1/2015
NasoForm, Inc.		30,077	30,077	2/1/2015
Redox Medical, Inc.		500,000	3,600,000	*
Sonoma Orthopedic Products, Inc.		2,362,253	2,362,253	4/1/2016
Subtotal:	7.6%	$ 10,407,209	$ 15,679,209

Other Healthcare
Cogito Health, Inc.		$ 512,736	$ 512,736	4/1/2017
Health Integrated, Inc.		2,089,102	2,089,102	10/1/2017
HealthEquityLabs, Inc.		927,690	927,690	6/1/2018
Mulberry Health, Inc.		4,812,610	4,812,610	12/1/2017
Physician Software Systems, LLC		476,037	476,037	7/1/2017
Practice Fusion, Inc.		4,443,620	4,443,620	6/1/2016
Project Healthy Living, Inc.		892,851	892,851	10/1/2016
Therapydia, Inc.		602,420	602,420	10/1/2017
Urgent Care Centers of New England, Inc.		2,349,955	2,349,955	4/1/2018
ZocDoc, Inc.		4,517,666	4,517,666	6/1/2017
Subtotal:	15.8%	$ 21,624,687	$ 21,624,687

Other Technology
21e6, LLC		$ 12,754,495	$ 12,754,495	8/1/2017
Automatic Labs, Inc.		766,320	766,320	12/1/2016
Beeline Bikes, Inc.		135,592	135,592	6/1/2017
Daylight Solutions, Inc.		2,571,168	2,571,168	8/1/2017
Ecologic Brands, Inc.		635,944	635,944	6/1/2017
General Assembly, Inc.		1,956,427	1,956,427	12/1/2016
InsideTrack, Inc.		1,304,318	1,304,318	9/1/2017
LanzaTech New Zealand, Ltd.**		8,090,966	8,090,966	7/1/2016
Lumo BodyTech, Inc.		1,179,641	1,179,641	12/1/2017
Neuehouse, LLC		3,997,428	3,997,428	7/1/2017
nWay, Inc.		1,361,505	1,361,505	3/1/2018
Pinnacle Engines, Inc.		1,583,540	1,583,540	12/1/2017
PLAE, Inc.		462,689	462,689	6/1/2017
Prana Holdings, Inc.		4,514,012	4,514,012	7/1/2016
Scoot Networks, Inc.		414,974	414,974	3/1/2017
Skully Helmets, Inc.		227,456	227,456	7/1/2017
Sproutling, Inc.		709,251	709,251	9/1/2017
Thoughtful Media Group, Inc.		393,020	573,020	*
Tribogenics, Inc.		1,186,455	1,186,455	9/1/2016
YPX Cayman Holdings Co.**		1,003,708	1,003,708	4/1/2016
ZeaChem, Inc.		374,248	4,076,248	*
Subtotal:	33.3%	$ 45,623,157	$ 49,505,157

Security
Agari Data, Inc.		$ 1,082,097	$ 1,082,097	9/1/2017
Guardian Analytics, Inc.		2,856,906	2,856,906	1/1/2018
Kinamik, Inc.		633,670	643,670	*
Uplogix, Inc.		1,250,804	1,250,804	5/1/2017
Venafi, Inc.		3,709,903	3,709,903	6/1/2017
Voltage Security, Inc.		2,369,626	2,369,626	9/1/2017
Subtotal:	8.7%	$ 11,903,006	$ 11,913,006

Software
3Scale, Inc.		$ 712,931	$ 712,931	9/1/2017
AcousticEye, Ltd.		153,386	153,386	12/1/2015
Appconomy, Inc.		1,024,362	2,037,362	*
Apportable, Inc.		835,072	835,072	3/1/2017
Artificial Solutions ASH AB		123,155	123,155	2/1/2015
Atigeo Corporation		2,784,801	2,784,801	9/1/2017
Beanstock Media, Inc.***		1,336,495	1,336,495	12/1/2018
BlazeMeter, Inc.**		699,151	699,151	10/1/2017
Brightpearl, Inc.**		457,337	457,337	6/1/2016
ClearPath, Inc.		275,217	275,217	5/1/2016
Clypd, Inc.		571,745	571,745	11/1/2016

Corduro, Inc.		42,212	132,212	*
D Software, Inc.		156,130	156,130	6/1/2016
Dataium, LLC		162,472	354,472	7/1/2016
DropThought, Inc.		477,668	477,668	12/1/2016
eCommera, Inc.		3,885,784	3,885,784	3/1/2017
Encoding.com, Inc.		524,900	524,900	11/1/2016
gloStream, Inc.		939,981	1,239,981	*
Innerworkings Holdings, Ltd.		14,249	341,471	*
Intalio, Inc.		286,710	286,710	8/1/2015
MediaPlatform, Inc.		563,199	563,199	9/1/2016
Mintigo, Inc.**		1,427,018	1,427,018	1/1/2018
Nectar Holdings, Inc.		1,171,556	1,171,556	12/1/2017
OrderGroove, Inc.		878,707	878,707	12/1/2016
Palantir Technologies, Inc.		6,892,406	6,892,406	4/1/2016
Pursway, Inc.		1,078,449	1,078,449	7/1/2016
Riskonnect, Inc.		184,191	184,191	8/1/2015
SCVNGR, Inc.		1,821,982	1,821,982	10/1/2016
SnapLogic, Inc.		1,648,742	1,648,742	7/1/2016
SoundHound, Inc.		3,640,099	3,640,099	5/1/2017
STG-Impact Holdings Corp.		5,677,173	5,677,173	3/1/2016
StreetLight Data, Inc.		635,179	635,179	4/1/2017
Superfish, Inc.		376,601	376,601	10/1/2015
Top Hat Monocle Corp.		640,324	640,324	7/1/2016
Vuemix, Inc.		44,466	44,466	8/1/2015
Workspot, Inc.		164,807	164,807	9/1/2016
Xceedium, Inc.		147,224	147,224	4/1/2015
ZeroTurnaround USA, Inc.**		1,428,219	1,428,219	6/1/2018
Subtotal:	32.0%	$ 43,884,100	$ 45,806,322

Technology Services
Akademos, Inc.***		$ 890,914	$ 890,914	6/1/2017
Amped, Inc.		1,431,563	1,431,563	11/1/2017
BidPal, Inc.		623,702	623,702	4/1/2016
Blazent, Inc.		583,639	583,639	5/1/2016
Blue Technologies Limited**		700,984	700,984	6/1/2017
BountyJobs, Inc.		909,044	909,044	10/1/2017
Callisto Media, Inc.		576,716	576,716	9/1/2016
FSA Store, Inc.		1,220,757	1,220,757	9/1/2017
Grassroots Unwired, Inc.		73,323	73,323	8/1/2016
Maxi Mobility, Inc.		154,981	154,981	7/1/2016
Rated People, Ltd.**		1,913,091	1,913,091	12/1/2016
Stackstorm, Inc.		267,700	267,700	8/1/2017
TiqIQ, Inc.		244,011	244,011	7/1/2017
Subtotal:	7.0%	$ 9,590,425	$ 9,590,425

Wireless

Appstack, Inc.		$—	$295,965	*
Azumio, Inc.		675,052	675,052	11/1/2015
Clementine Labs, Inc.		235,375	235,375	3/1/2017
Flint Mobile, Inc.		571,293	571,293	1/1/2016
GPShopper, LLC		685,378	685,378	7/1/2017
InfoReach, Inc.		431,000	431,000	3/1/2017
Meru Networks, Inc.		2,791,500	2,791,500	8/1/2015
Receivd, Inc.		40,459	420,459	*
SpiderCloud Wireless, Inc.		4,695,305	4,695,305	7/1/2017
Subtotal:	7.4%	$ 10,125,362	$ 10,801,327

Total Loans (Cost of $239,908,705):	166.2%	$227,745,693	$241,708,705
Interest Rate Caps (Cost of $207,000)	0.1%	149,844	207,000
Total Investments (Cost of $240,115,705)	166.3%	$227,895,537	$214,915,705

*As of December 31, 2014, loans with a cost basis of $18.5 million and a fair value of $7.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems "non-qualifying assets” under section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2014, 14.7% of the Fund’s assets represented non-qualifying assets.

*** Indicates assets that are not senior loans.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of September 30, 2015 and December 31, 2014, the Fund had unexpired unfunded commitments to borrowers of $1.8 million and $21.2 million, respectively.

Valuation Hierarchy

Under Financial Accounting Standard Board ("FASB") Accounting Standards Codification (ASC) 820-10 Fair Value Measurement, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2015.

The Fund's cash equivalents were valued at the traded net asset value of the money market mutual fund. As a result, these measurements are classified as Level 1. The Fund's investments in the interest rate cap are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund uses estimated exit values when determining the value of its investments.  Because loan transactions are individually negotiated and unique, and there is no market in which these assets trade, the inputs for these assets, which are discussed in the Valuation Methods listed above, are classified as Level 3.

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of September 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	9/30/2015	Methodologies	Unobservable Input	Amount/Range
Computer & Storage	$4,871,410	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	19%
		Liquidation	Investment Collateral	$116,093

Enterprise Networking	$829,236	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$27,525,142	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $1,187,196

Medical Devices	$860,864	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$250,000

Other Healthcare	$13,553,813	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%

Other Technology	$30,822,595	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$10,288-$87,763

Security	$3,755,239	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%
		Liquidation	Investment Collateral	$421,843

Software	$23,926,969	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$4,521-$826,362

Technology Services	$6,204,581	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$1,075,427

Wireless	$5,592,031	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$63,308- $422,398

Total	$117,941,880

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2014	Methodologies	Unobservable Input	Amount/Range
Carrier Networking	$1,823,279	Liquidation	Investment Collateral	$1,823,279

Computer & Storage	$7,876,085	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	19%
		Liquidation	Investment Collateral	$416,093

Enterprise Networking	$1,662,350	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$63,226,033	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $453,896

Medical Devices	$10,407,209	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$23,748-$500,000

Other Healthcare	$21,624,687	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%

Other Technology	$45,623,157	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$374,248-$393,020

Security	$11,903,006	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$633,670

Software	$43,884,100	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$14,249-$1,024,362

Technology Services	$9,590,425	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$10,125,362	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$40,459

Total	$ 227,745,693

The following table presents the balances of assets and liabilities as of September 30, 2015 and December 31, 2014 measured at fair value on a recurring basis:

As of September 30, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$117,941,880	$117,941,880
Interest Rate Caps	—	21,786	—	21,786
Cash equivalents	4,700,849	—	—	4,700,849
Total	$4,700,849	$21,786	$117,941,880	$122,664,515

As of December 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$227,745,693	$227,745,693
Interest Rate Caps	—	149,844	—	149,844
Cash equivalents	14,006,961	—	—	14,006,961
Total	$14,006,961	$149,844	$227,745,693	$241,902,498

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Summary of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2015				For the Nine Months Ended September 30, 2015
	Loans	Warrants	Stock	Conv. Note	Loans	Warrants	Stock	Conv. Note
Beginning balance	$142,249,567	$—	$—	$—	$227,745,693	$—	$—	$—
Acquisitions and originations	$—	197,003	100,000	22,740	3,362,500	760,963	742,227	272,740
Principal reductions	$(23,959,629)	—	—	—	(102,417,607)	—	—	—
Distribution to shareholder	—	(197,003)	(100,000)	(22,740)	—	(760,963)	(742,227)	(272,740)
Net change in unrealized gain (loss) from investments	$2,331,181	—	—	—	(6,640,507)	—	—	—
Net realized loss from investments	$(2,679,239)	—	—	—	(4,108,199)	—	—	—
Ending balance	$117,941,880	$—	$—	$—	$117,941,880	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2015	$(78,818)				$(8,649,297)

	For the Three Months Ended September 30, 2014				For the Nine Months Ended September 30, 2014
	Loans	Warrants	Stock	Conv. Note	Loans	Warrants	Stock	Conv. Note
Beginning balance	$270,933,126	$—	$—	$—	$293,800,885	$—	$—	$—
Acquisitions and originations	$33,435,000	1,412,428	72,831	178,357	95,500,000	7,077,893	307,557	240,281
Principal reductions	$(46,915,033)	—	—	—	(129,039,062)	—	—	—
Distribution to shareholder	$—	(1,412,428)	(72,831)	(178,357)	—	(7,077,893)	(307,557)	(240,281)
Net change in unrealized loss from investments	$(851,000)	—	—	—	(1,669,932)	—	—	—
Net realized loss from investments	$(3,083)	—	—	—	(1,992,881)	—	—	—
Ending balance	$256,599,010	$—	$—	$—	$256,599,010	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2014	$(1,411,000)				$(3,930,522)

4.	EARNINGS PER SHARE

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

As of September 30, 2015 and December 31, 2014, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2015, was $294.0 million.  Total contributed capital to the Company through September 30, 2015 and December 31, 2014 was $279.3 million, of which $241.5 million was contributed to the Fund.  The remaining $14.7 million in committed capital as of September 30, 2015 expired in June 2015 as the five year anniversary passed. No further capital can be called.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2015 and 2014.

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Cash distributions	$71,000,000	$62,800,000
Distributions of equity securities	1,775,930	7,625,731

Total distributions to shareholder	$72,775,930	$70,425,731

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

6. DEBT FACILITY

The Fund established a secured revolving loan facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA on September 23, 2011 (the "Loan Agreement").  Borrowings under the Loan Agreement are collateralized by all of the assets of the Fund. The Fund will pay interest on its borrowings, and will also pay a fee on the unused portion of the facility.

The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirety on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month repayment plan and a subsequent 18-month amortized repayment plan. The size of the facility was reduced to $84 million on April 15, 2015, $74 million on June 12, 2015, $64 million on July 21, 2014 and $54 million on August 20, 2015. The Fund will continue to reduce the facility because of its sufficient cash and cash flow to meet the needs of the unfunded commitments as well as pay expenses without further need to borrow. Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. Reference Rate Loan is defined as a Loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one percent (1.0%), and (b) the rate most recently announced by Union Bank, N.A at its corporate headquarters as the “Union Bank, N.A. Reference Rate”. LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate determined by Union Bank, N.A. to be the per annum rate (rounded upward to the nearest one-hundredth of one percent (1/100%)) at which Dollar deposits in immediately available funds and in lawful money of the United States would be offered to Union Bank, N.A., on behalf of Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA, outside of the United States at approximately 11:00 a.m. (LIBOR time) three (3) Business Days before the first day of such LIBOR Loan Period, in an amount approximately equal to the principal amount of, and for a length of time approximately equal to the LIBOR Loan Period for, the LIBOR Loan sought by the Fund. As of September 30, 2015, all of the Fund’s borrowings were based on the LIBOR rate.

As of September 30, 2015, $51.9 million was outstanding under the Loan Agreement. Subsequent to the quarter-end, the Fund paid $5.7 million on October 13, 2015 and the outstanding balance under the facility was reduced to $46.2 million. The facility revolved for 12 months from September 30, 2014, after that, the Loan Agreement size began to reduce. The Loan Agreement will terminate on March 23, 2017, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.75% or the Reference Rate plus 1.75%. The Fund pays an unused line fee of 0.325% of the total unused commitment amount on a quarterly basis. As of September 30, 2015, the LIBOR rate is as follows:

1 month LIBOR	0.1930%
3 month LIBOR	0.3255%

Bank fees of $280,000 were incurred in connection with the renewal of the facility on September 30, 2014. The bank fees and other costs incurred are capitalized and amortized to interest expense on a straight line basis over the expected life of the facility. Fees and costs previously incurred under the facility have been fully amortized.

The facility contains various covenants including financial covenants related to: (i) debt to net worth ratio, (ii) minimum debt service coverage ratio, (iii) interest coverage ratio, (iv) asset coverage, (v) asset coverage under investment company act, (vi) maximum loan loss reserves, and (vii) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of September 30, 2015, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of September 30, 2015:

Roll-Over Date	Amount		Maturity Date	Floating Interest Rate
September 15, 2015	$16,200,000	(*)	10/13/2015	2.96%
September 15, 2015	$35,700,000		12/14/2015	3.09%
TOTAL OUTSTANDING	$51,900,000
(*) $5.7 million was paid on October 13, 2015 and the remaining $10.5 million loan amount was subsequently rolled for a 30-day LIBOR loan, which will mature on November 13, 2015.

7. INTEREST RATE CAP AGREEMENT

On September 30, 2014, the Fund has entered into two interest rate cap contracts with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap contract is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. There were not any additional contracts entered into since September 30, 2014. The Fund continues to adjust the notional principal amount as the expected outstanding balance under the debt facility changes. As of September 30, 2015, the notional principal amount was $43.0 million. The Fund paid upfront fees of $200,000 which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 30-day LIBOR. Payments, if necessary are made quarterly and will terminate on March 23, 2017. As of September 30, 2015, the 90 day LIBOR rate was 0.325%.

The average notional amount outstanding was $47.0 million and $58.1 million for the 3 months and 9 months ended September 30, 2015, respectively. The average notional amount outstanding was $84.0 million for the 3 months and 9 months ended September 30, 2014.

As of September 30, 2015 and December 31, 2014, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	September 30, 2015		December 31, 2014
Derivatives:	Condensed Statement of Assets and Liabilities	Fair Value	Condensed Statement of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$21,786	Interest Rate Caps	$149,844

For the three and nine months ended September 30, 2015 and September 30, 2014 , the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the three months ended		For the nine months ended
Derivatives	Condensed Statements of Operations	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$(6,876)	$(19,998)	$(59,058)	$(19,998)
Interest rate swap agreement	Net change in unrealized gain from hedging activities	$—	$301,042	$—	$853,107
Interest rate swap agreement	Net realized loss from hedging activities	$—	$(95,864)	$—	$(696,361)
Total		$(6,876)	$185,180	$(59,058)	$136,748

8.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2015 and 2014.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

Total return **	4.16%	5.54%	8.29%	16.04%

Per share amounts:
Net asset value, beginning of period	$870.16	$1,679.80	$1,370.15	$1,943.66
Net investment income	36.24	94.32	185.35	296.66
Net realized and change in unrealized
loss from investments and
hedging activities	(3.54)	(6.68)	(108.08)	(35.26)
Net increase in net assets from operations	32.70	87.64	77.27	261.40
Distributions of income to shareholder	(9.45)	(93.34)	(144.26)	(269.77)
Return of capital to shareholder	(173.75)	(173.30)	(583.50)	(434.49)

Net asset value, end of period	$719.66	$1,500.80	$719.66	$1,500.80

Net assets, end of period	$71,965,857	$150,079,818	$71,965,857	$150,079,818

Ratios to average net assets:

Expenses*	7.01%	7.72%	6.94%	7.15%
Net investment income*	18.08%	23.41%	23.96%	22.74%
Portfolio turnover rate	0%	0%	0%	0%
Average debt outstanding	$58,500,000	$117,912,500	$77,590,000	$123,155,000
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

Results of Operations - For the Three and nine Months Ended September 30, 2015 and 2014

Total investment income for the three months ended September 30, 2015 and 2014 was $5.0 million and $12.5 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the nine months ended September 30, 2015 and 2014 was $23.9 million and $39.0 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The decrease in investment income was due to the decrease in the average loans outstanding from $259.1 million for the three months ended September 30, 2014 to $122.5 million for the three months ended September 30, 2015, and from $270.5 million for the nine months ended September 30, 2014 to $161.2 million for the nine months ended September 30, 2015. This decrease was also because of the decrease in average interest rates from 19.35% for the three months ended September 30, 2014 to 16.42% for the three months ended September 30, 2015, and was offset by a slight increase in average interest rates from 18.83% for the nine months ended September 30, 2014 to 19.06% for the nine months ended September 30, 2015. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility of values ascribed to warrants, and new loans funded during the year and early payoffs.

Management fees for the three months ended September 30, 2015 and 2014 were $0.8 million and $1.7 million, respectively. Management fees for the nine months ended September 30, 2015 and 2014 were $3.0 million and $5.5 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because assets under management as of September 30, 2015 were lower than assets as of September 30, 2014.

Total interest expense was $0.5 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively. Total interest expense was $1.9 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively. Interest expense decreased primarily due to the decreased average borrowings, which decreased from $117.9 million for the three months ended September 30, 2014 to $58.5 million for the three months ended September 30, 2015, and from $123.2 million for the nine months ended September 30, 2014 to $77.6 million for the nine months ended September 30, 2015. These decreases in interest expense is also because of the decreased interest rate from 4.18% for the three months ended September 30, 2014 to 3.45% for the three months ended September 30, 2015, and from 3.70% for the nine months ended September 30, 2014 to 3.30% for the nine months ended September 30, 2015.

Total banking and professional fees were $0.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. Total banking and professional fees were $0.3 million for the nine months ended September 30, 2015 and 2014. The banking and professional fees were comprised of legal, audit, banking and other professional fees.

Total other operating expenses were less than $0.1 million for the three months ended September 30, 2015 and 2014. Total other operating expenses were less than $0.1 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Net investment income for the three months ended September 30, 2015 and 2014, was $3.6 million and $9.4 million, respectively. Net investment income for the nine months ended September 30, 2015 and 2014, was $18.5 million and $29.7 million, respectively.

Net realized loss from investments was $2.7 million and less than $0.1 million for the three months ended September 30, 2015 and 2014, respectively. Net realized loss from investments was $4.1 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Net change in unrealized gain (loss) from investments was $2.3 million and ($0.9) million for the three months ended September 30, 2015 and 2014, respectively. Net change in unrealized loss from investments was $6.6 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net realized loss from hedging activities was zero and $0.1 million for the three months ended September 30, 2015 and 2014, respectively. Net realized loss from hedging activities was zero and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates, which terminated on September 23, 2014.

Net change in unrealized gain (loss) from hedging activities was less than ($0.1) million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. Net change in unrealized gain (loss) from hedging activities was less than ($0.1 million) and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively. The unrealized gain (loss) consists of the unrealized losses from hedging activities. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates, which terminated on September 23, 2014. On September 30, 2014, the Fund entered into interest rate cap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 7 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended September 30, 2015 and 2014 was $3.3 million and $8.8 million, respectively. Net increase in net assets resulting from operations for the nine months ended September 30, 2015 and 2014 was $7.7 million and $26.1 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $32.69 and $87.64 for the three months ended September 30, 2015 and 2014, respectively, and $77.26 and $261.40 for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources – September 30, 2015 and December 31, 2014

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of September 30, 2015. Committed capital to the Company at September 30, 2015 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital as of September 30, 2015 expired in June 2015 as the five year anniversary passed. No further capital can be called.

The Fund established a secured revolving debt facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA. The facility was extended through March 23, 2017 and the amount available was reduced to $120 million. The size of the facility was reduced to $84 million on April 15, 2015, $74 million on June 12, 2015, $64 million on July 21, 2014 and $54 million on August 20, 2015 . The Fund will continue to reduce the facility because of its sufficient cash and cash flow to meet the needs of the unfunded commitments as well as pay expenses without further need to borrow. As of September 30, 2015 and December 31, 2014, the outstanding balance under the facility was $51.9 million and $106.6 million, respectively. Subsequent to the quarter-end, the Fund paid $5.7 million on October 13, 2015 and the outstanding balance under the facility was reduced to $46.2 million.

As of September 30, 2015 and December 31, 2014, 4% and 6%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2015. Amounts disbursed under the Fund's loan commitments totaled approximately $3.4 million during the nine months ended September 30, 2015.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $109.8 million for the same period.  Unexpired, unfunded commitments totaled approximately $1.8 million as of September 30, 2015.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2015	$715.4 million	$597.5 million	$117.9 million	$1.8 million
December 31, 2014	$712.0 million	$484.3 million	$227.7 million	$21.2 million

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of September 30, 2015, the outstanding debt balance was $51.9 million with interest based on a weighted averaged interest rate of 0.30%, for which the Fund had an interest rate cap in place at 0.70% on $43.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity at 0.40%, which the Manager does not believe is material to the financial statements. Additionally, the Fund has interest rate risk on the $8.9 million uncapped portion of the debt facility.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2014 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the nine months ended September 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through September 30, 2015 which was used to acquire venture loans and fund operations.

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

31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002 (Rule 13a-14 and Section 1350 Certifications).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November13, 2015	Date:	November13, 2015

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.