Form 10-K
period 2015-12-31
Venture Lending & Leasing VI, Inc.
filed 2016-03-15
CIK 1482199

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2016 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 11, 2016	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VI, Inc. (the “Fund”) was incorporated in Maryland on January 11, 2010, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VI, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in January 2010.  As of December 31, 2015, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
The Fund's shares of Common Stock, at $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An "Eligible Portfolio Company" is a United States company that is not an investment company, as defined, or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission ("SEC"). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2015, the percentage of non-qualifying investments in the Fund was 8.3%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent 70% of the value of the BDC's total assets (the “70% basket”). Below is a general summary of Qualifying Assets in which the Fund may invest.
1. Securities issued in transactions not involving a public offering from issuers which are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe.
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
Investment Policies. For purposes of the investment policies (other than the diversification standards below), references the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the value of the maximum amount of securities to be issued by the borrower to the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.
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

Temporary Investments. Pending investment, and until distributions to the shareholders are made, the Fund will invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers; and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, will not exceed 90 days.
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
The Fund's investment objectives, investment policies and investment guidelines (other than its status as a BDC) are not fundamental policies and may be changes by the Fund's Board of Directors at any time.
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
Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom may have greater resources than the Fund.  Furthermore, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Internal Revenue Code pertaining to RICs might restrict the Fund's flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.
Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.

ITEM 1A.	RISK FACTORS.
GENERAL
Reliance on Management. The Fund is wholly dependent for the structuring and monitoring of its investments on the diligence and skill of Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of Manager have over 55 years’ of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies. Although the officers of Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with Manager or that, if an officer ceased to be associated with Manager, Manager would be able to find a qualified person or persons to fill their positions.

Illiquid and Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund has ceased to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary following the first closing of the Company's offering of membership interest) and will distribute to its shareholder all proceeds received from principal payments and sales of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund's Articles of Incorporation provide that, on December 31, 2020, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2020, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution. In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

Although shares of the Fund have been registered under the 1934 Act, there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.

Competition.  Other entities and individuals compete for investments similar to those by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund continues to qualify as a RIC, provisions of the

Internal Revenue Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.

Convertible Debt.  Convertible debt instruments issued by public and late-stage private companies may comprise some of the special situations in which the Fund may invest. Convertible debt generally offers lower interest yields than non-convertible debt of similar quality. The market value of debt tends to decline as interest rates increase and, conversely, to increase as interest rates decline. The market value of convertible debt, however, often reflects the market price of common stock of the issuing company when that stock price is greater than the conversion price of the convertible debt. The conversion price is the predetermined price at which the debt instrument could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible debt tends to be influenced more by the yield of the debt instrument. Thus, it may not decline in price to the same extent as the underlying common stock.

Subordinated Debt. Part of the special situations in which the Fund may invest may consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as “junk debt” and are considered speculative with respect to the issuer’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.

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

The use of leverage increases investment risk. The Fund’s use of leverage is premised upon the expectation that the Fund’s all-in borrowing costs will be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund’s overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated. Furthermore, since the calculation of the investment management fee is based on a percentage of the managed assets, such fee will be higher if the Fund utilizes leverage than if no borrowings were incurred.

Lenders have required that the Fund pledge portfolio assets as collateral for borrowings, and may require that the Company provide guarantees or other credit enhancements. The Company, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.

Lenders have also required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions raises costs to the Fund. Finally, it is possible that the Fund could incur losses from being “overhedged,” which would result if the debt that was hedged is repaid faster than expected.

Regulation.  The Fund has elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although BDCs are not required to register under the 1940 Act and are relieved from compliance with a number of the provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs. Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments. While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund’s objectives or manner of operation.

Litigation.  The Fund could be subject to litigation by borrowers, based on theories of breach of contract to lend, “lender liability,” or otherwise in connection with its loan and investment transactions. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming to the Fund.

Tax Status.  The Fund must meet a number of requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might be difficult to meet if the borrowers under some loans drew down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund.

The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act remains in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Internal Revenue Code, if the Fund’s status as a RIC is challenged by the IRS in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Internal Revenue Code, regulations thereunder, Internal Revenue Service (the “IRS”) rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.

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

Calculation of Management Fee. As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on June 29, 2010. Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.

INVESTMENT RISKS

International Investments.  The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments.

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

Accounting & Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles ("US GAAP") or International Accounting Standards ("IAS"). Accordingly, less information may be available to investors.

Credit Risks.  Most of the companies with which the Fund enters into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, and many other factors. The companies to which the Fund provides financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.

Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund would include legal action against the borrower and foreclosure or repossession of collateral given by the borrower. The Fund could experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment. The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund’s loans, although that security interest may extend to the borrower’s other assets in which another lender might have a senior or parity security interest. It is anticipated that the Fund will make loans to a borrower that has one or more other secured lenders. In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund’s flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral. In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive either a broader lien on substantially all of the borrower’s assets, including its intellectual property, or a lien on substantially all of the borrower’s assets, excluding intellectual property, and a negative pledge on such intellectual property.

As noted above, the Fund may utilize certain of its funds in investments that involve the financing of equipment assets. Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations. In addition, although borrowers will be required under the transaction documents to provide customary insurance for the assets underlying a loan, and will be prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non‑compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances. Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets. The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights. In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral. Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.

Emerging Company Risks. The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.

Privately-held Company Risks.  The Fund intends to invest primarily in privately-held companies. Generally, very little public information exists about these companies and the Fund is required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies. Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.

Due diligence risks. Before making investments, the Manager intends to conduct a limited amount of due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence and making an assessment regarding an investment, the Manager will be required to rely on resources available to it, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Accordingly, there can be no assurance that the due diligence investigation that the Manager will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Further, there can be no assurance that such an investigation will result in an investment being successful.

Crisis in Financial Markets. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and these volatile conditions continued for some period thereafter (albeit to a lesser extent) and may recur into the future. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments.

It is possible that market conditions could decrease the demand for venture loans. Furthermore, market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. The economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments. U.S. and global economic conditions could deteriorate and remain weak for an extended period of time.

Other Global Economic Risks.  In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. market place is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of terrorist attacks against the United States or any other country in which the Fund may make loans; the effects of strikes, labor disputes and foreign political unrest; and uncertainty in the U.S. economy.

Speculative Nature of Warrants and Equity Investments.  The value of the warrants that the Fund generally will receive in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability in the case of many companies in which the Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund would permit the warrant to expire unexercised and the warrant would then have no value.

Illiquidity of Investments.  Substantially all of the Fund's portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquiror. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments will be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.

Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by Manager, in accordance with the Fund' policy, as approved by the Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.

Non-Diversified Status.  The Fund is classified as a “non-diversified” investment company under the 1940 Act.  The Fund intends to continue to qualify as a RIC under the Internal Revenue Code and will thereafter seek to continually meet the diversification standards thereunder. Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.

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

Intercreditor Agreements.  In each transaction in which both the Fund and either Fund V or Fund VII invest or in which the other lender has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and Fund V or Fund VII (or the Fund and the successor fund as the case may be) will enter into an intercreditor agreement pursuant to which the Fund and Fund V or Fund VII (or the Fund and the successor fund) will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund V or Fund VII (or the Fund and a successor fund) pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).

As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V or Fund VII (or the Fund and a successor fund) invest or invested at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
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

Valuation. Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund's Board of Directors in the case of the Fund and has an inherent conflict in performing this function. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon Manager and its delegates for valuing the assets. There is a conflict in that Manager will have an incentive to increase the value of the assets for its performance record and to increase the Investment Management Fees that it receives.
Indemnification and Exculpation.  The organizational documents of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. Furthermore, the Fund has entered into an indemnification agreement with each of its directors and officers, and its controller. A successful claim for such indemnification would deplete the Fund's assets by the amount paid.

Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, with the members of the Company’s advisory board being the same as, or a subset of, the disinterested directors of the Fund. Although the manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $20,000 (plus $1,000 per meeting and an additional $10,000 for the chair of the Audit Committee), and any change to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $10,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the Members.

Personal Trading. The Manager has a code of ethics that contains personal securities trading procedures that apply to its “access persons.” Access persons are required to report if they have an investment in a company in which the Fund or the Company is considering making an investment. Pre-approval is required before an access person may buy or sell securities in an initial public offering, private placement, or any security listed on a “restricted list” maintained by the Manager.

Interests in Potential Portfolio Companies. The officers, principals and employees of the Manager may be passive investors in companies in which the Fund or the Company is considering an investment, either directly or indirectly through an investment in a venture capital fund that, in turn, is an investor in such a company. The officers, principals and employees of the Manager may recommend that the Fund or the Company invest in a company in which such person may serve as a director or advisor. Such a relationship presents potential conflicts of interest in that the relationship could provide the principal or employee with an incentive to influence the Manager's decision to recommend an investment in the company in question. There is also a potential conflict of interest in such principal or employee could use information acquired through association with the Manager to influence or benefit his or her personal investment. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.

Principals that serve as advisors to unaffiliated funds may make investment recommendations to these unaffiliated funds, which may be the same investment that the Fund or the Company has made or may make. The Manager's policies and procedures require such principals to first offer an investment opportunity to the Fund or the Company prior to offering such opportunity to an unaffiliated fund.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
On February 1, 2016, the Fund filed a letter with the SEC's Division of Investment Management that was intended to respond to comments regarding the interest rates applicable to the Fund's individual underlying investments.

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
The number of holders of record of the Fund's Common Stock at March 15, 2016 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2015, the Fund had distributed $292.6 million to date to its shareholder, of which $233.7 million was in cash.

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

	For the Year Ended December 31
	2015	2014	2013	2012	2011
Statement of Operations Data:
Investment income:
Interest on loans	$27,798,922	$49,218,072	$59,366,653	$43,739,317	$18,988,607
Other interest and other income	60,438	401,840	100,285	186,205	23,269
Total investment income	27,859,360	49,619,912	59,466,938	43,925,522	19,011,876
Expenses:
Management fees	3,663,506	7,004,350	8,435,598	7,615,663	7,350,000
Interest expense	2,339,888	4,301,581	4,801,009	4,161,447	1,662,063
Banking and professional fees	550,018	475,184	549,267	350,339	211,050
Other operating expenses	142,009	217,273	167,085	142,283	120,789
Total expenses	6,695,421	11,998,388	13,952,959	12,269,732	9,343,902
Net investment income	21,163,939	37,621,524	45,513,979	31,655,790	9,667,974

Net realized gain (loss) from investments	(9,752,799)	(1,990,790)	(3,582,446)	(1,377,330)	360,960
Net change in unrealized loss from investments	(1,879,875)	(805,414)	(7,163,165)	(3,295,924)	(898,509)
Net realized loss from hedging activities	—	(696,351)	(1,119,201)	(684,307)	(158,756)
Net change in unrealized gain (loss) from hedging activities	(32,504)	795,943	908,248	(549,339)	(1,212,009)
Net realized and change in unrealized loss from investment and hedging activities	(11,665,178)	(2,696,612)	(10,956,564)	(5,906,900)	(1,908,314)

Net increase in net assets resulting from operations	$9,498,761	$34,924,912	$34,557,415	$25,748,890	$7,759,660

AMOUNTS PER COMMON SHARE:
Net increase in net assets resulting from operations	$94.99	$349.25	$345.57	$257.49	$77.60
Weighted average shares outstanding	100,000	100,000	100,000	100,000	100,000

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data:
Loans	$95,005,982	$227,745,693	$293,800,885	$313,848,702	$174,777,564
Net assets	$58,505,200	$137,015,488	$194,365,857	$195,928,871	$131,409,460

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Results of Operations – For the years ended December 31, 2015, 2014 and 2013

Total investment income for the years ended December 31, 2015, 2014 and 2013 was $27.9 million, $49.6 million and $59.5 million respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and unamortized warrants. The average gross outstanding performing loans calculated on a monthly basis was $146.2 million, $261.2 million and $302.4 million as of December 31, 2015, 2014 and 2013 respectively. The average interest rate on gross outstanding performing loans was 18.44%, 18.68% and 19.31% for the year ended December 31, 2015, 2014 and 2013 respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the years ended December 31, 2015, 2014 and 2013 were $6.7 million, $12.0 million and $14.0 million respectively. Management fees were calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $3.7 million, $7.0 million and $8.4 million for the year ended December 31, 2015, 2014 and 2013 respectively. Management fees decreased in 2014 due to the decline in assets under management.
Total interest expense was $2.3 million, $4.3 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense decreased in 2015 due to a decrease in average debt outstanding to $69.7 million in 2015, from $119.9 million in 2014 and $137.8 million in 2013. This decrease was also because of a decrease in the interest rate to 3.36% in 2015 from 3.59% in 2014 and 3.48% in 2013. The Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility on January 14, 2011. The facility was extended through March 23, 2017 (see Note 7).
The banking and professional fees were $0.6 million, for the year ended December 31, 2015 and $0.5 million for the years ended December 31, 2014 and 2013, respectively. The banking and professional fees was comprised of legal, audit and other professional fees. These fees remains almost the same in 2015, 2014 and 2013.
Other operating expenses were $0.1 million for the year ended December 31, 2015, and $0.2 million for the years ended December 31, 2014 and 2013, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.

Net investment income for the years ended December 31, 2015, 2014 and 2013 was $21.2 million, $37.6 million and $45.5 million, respectively.

Total net realized loss from investments was $9.8 million, $2.0 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net realized loss amounts are net of recoveries of previously written off loans.

Net change in unrealized loss from investments was $1.9 million, $0.8 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The unrealized loss consists of fair market value adjustments taken against loans.

Net realized loss from hedging activities was $0.0 million, $0.7 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net change in unrealized gain (loss) from hedging activities was less than $(0.1) million, $0.8 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The realized and change in unrealized loss from hedging activities consists of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction as well as interest rate cap transactions. The Fund entered into an interest rate swap transaction with Union Bank, N.A. to convert floating rate liabilities to fixed rates on February 18, 2011 and entered into an additional interest rate swap transaction with Wells Fargo Bank, N.A. on June 26, 2012. Both interest rate swap transactions terminated on September 23, 2014 (see Note 9). On September 30, 2014, the Fund entered into interest rate cap transactions with MUFG Union Bank, N.A and Wells Fargo Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 10).
Net increase in net assets resulting from operations for the years ended December 31, 2015, 2014 and 2013 was $9.5 million, $34.9 million and $34.6 million, respectively. On a per share basis, for the years ended December 31, 2015, 2014 and 2013, there was a net increase in net assets resulting from operations of $94.99, $349.25 and $345.57.
Liquidity and Capital Resources - December 31, 2015 and 2014
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2015 the Company had received subscriptions for capital in the amount of $294.0 million, of which $279.3 million had been called and received. As of December 31, 2015, $14.7 million of capital remains uncalled. The remaining $14.7 million in committed capital as of December 31, 2015 expired in June 2015 as the five year anniversary passed. No further capital can be called.
As of December 31, 2015 and 2014, 3% and 6%, respectively, of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2015. Amounts disbursed under the Fund’s loan commitments was $3.4 million for the year ended December 31, 2015. Net loan amounts outstanding after amortization and valuation adjustment were approximately $95.0 million as of December 31, 2015. Unexpired unfunded commitments as of December 31, 2015 were approximately $1.8 million.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2015	$715.4 million	$620.4 million	$95.0 million	$1.8 million
December 31, 2014	$712.0 million	$484.3 million	$227.7 million	$21.2 million
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
The Fund established a secured revolving loan facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA on September 23, 2011 (the "Loan Agreement").  The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirely on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month revolver plan and a subsequent 18-month amortized repayment plan. Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate loans (as defined in the Loan Agreement) or LIBOR loans. As of December 31, 2015, $40.4 million is outstanding under the facility. The Loan Agreement will terminate on March 23, 2017, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.  Subsequent to year end, the Fund pre-emptively lowered the facility size to $45 million in order to size the facility in relation to the borrowing base.
The Fund has adequate cash reserves and approximately $63.2 million in scheduled receivable payments over the next year.  These amounts are sufficient to meet the declining commitment backlog and operational expenses of the Fund over the next year.  Since the Fund is no longer making new commitments, liquidity demands will continue to decrease.  The Fund no longer needs to borrow as the Fund has sufficient cash on hand and from operations to meet the Fund’s foreseeable cash needs.

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
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2015, the outstanding debt balance was $40.4 million with interest based on an interest rate of 0.46%, for which the Fund had an interest rate cap in place at 0.70% on $34 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity at 0.24%, which we do not believe is material to the financial statements. Additionally, the Fund has interest rate risk on the $6.4 million uncapped portion of the debt facility.
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

December 31, 2015 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Investment Income:
Interest on loans	$10,291,534	$8,523,890	$5,029,170	$3,954,328
Other interest and other income	58,227	1,602	248	361
Total investment income	10,349,761	8,525,492	5,029,418	3,954,689
Expenses:
Management fees	1,284,958	975,207	780,587	622,754
Interest expense	771,347	643,611	503,878	421,052
Banking and professional fees	154,565	93,224	91,218	211,011
Other operating expenses	26,953	15,595	29,465	69,996
Total expenses	2,237,823	1,727,637	1,405,148	1,324,813
Net investment income	8,111,938	6,797,855	3,624,270	2,629,876

Net realized loss from investments	(1,018,031)	(410,929)	(2,679,239)	(5,644,600)
Net change in unrealized gain (loss) from investments	(4,522,997)	(4,448,691)	2,331,181	4,760,632
Net change in unrealized gain (loss) from hedging activities	(53,383)	1,201	(6,876)	26,554
Net realized and change in unrealized gain (loss) from investment and hedging activities	$(5,594,411)	$(4,858,419)	$(354,934)	$(857,414)
Net increase in net assets resulting from operations	$2,517,527	$1,939,436	$3,269,336	$1,772,462
Amount per common share:
Net increase in net assets resulting from operations	$25.18	$19.39	$32.69	$17.72
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2014 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Investment Income:
Interest on loans	$13,777,666	$12,312,501	$12,532,551	$10,595,354
Other interest and other income	289,015	69,239	9,515	34,071
Total investment income	14,066,681	12,381,740	12,542,066	10,629,425
Expenses:
Management fees	1,969,748	1,832,803	1,665,838	1,535,961
Interest expense	1,100,541	1,084,899	1,232,582	883,559
Banking and professional fees	104,308	51,069	152,787	167,020
Other operating expenses	49,764	22,019	58,373	87,117
Total expenses	3,224,361	2,990,790	3,109,580	2,673,657
Net investment income	10,842,320	9,390,950	9,432,486	7,955,768

Net realized gain (loss) from investments	(1,309,141)	(680,657)	(3,083)	2,091
Net change in unrealized gain (loss) from investments	1,186,141	(2,005,073)	(851,000)	864,518
Net realized loss from hedging activities	(300,149)	(300,338)	(95,864)	—
Net change in unrealized gain (loss) from hedging activities	257,041	295,014	281,044	(37,156)
Net realized and change in unrealized gain (loss) from investment and hedging activities	$(166,108)	$(2,691,054)	$(668,903)	$829,453
Net increase in net assets resulting from operations	$10,676,212	$6,699,896	$8,763,583	$8,785,221
Amount per common share:
Net increase in net assets resulting from operations	$106.76	$67.00	$87.64	$87.85
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2013 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Investment Income:
Interest on loans	$14,224,818	$14,955,616	$14,829,051	$15,357,168
Other interest and other income	82,690	15,522	537	1,536
Total investment income	14,307,508	14,971,138	14,829,588	15,358,704
Expenses:
Management fees	2,083,111	2,173,816	2,093,439	2,085,232
Interest expense	1,169,820	1,234,192	1,218,791	1,178,206
Banking and professional fees	176,588	164,689	121,586	86,404
Other operating expenses	27,557	25,502	30,732	83,294
Total expenses	3,457,076	3,598,199	3,464,548	3,433,136
Net investment income	10,850,432	11,372,939	11,365,040	11,925,568

Net realized loss from investments	(842,496)	(931,926)	(686,859)	(1,121,165)
Net change in unrealized loss from investments	(2,999,575)	(1,591,000)	(1,899,563)	(673,027)
Net realized loss from hedging activities	(264,025)	(274,969)	(287,696)	(292,511)
Net change in unrealized gain from hedging activities	280,438	245,294	141,547	240,969
Net realized and change in unrealized loss from investment and hedging activities	$(3,825,658)	$(2,552,601)	$(2,732,571)	$(1,845,734)
Net increase in net assets resulting from operations	$7,024,774	$8,820,338	$8,632,469	$10,079,834
Amount per common share:
Net increase in net assets resulting from operations	$70.25	$88.20	$86.32	$100.80
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. On May 14, 2013, the Committee of Sponsoring Organizations of the

Treadway Commission (“COSO”) released an updated version of its Internal Control - Integrated Framework to reflect certain significant changes in business and operational environments that have occurred since the original framework was introduced in 1992. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO’s 2013 updated Internal Control - Integrated Framework. Based on our evaluation under the 2013 COSO Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2015.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	71	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	51	Chief Executive Officer, President, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	51	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	64	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	43	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 11, 2016 (“Proxy Statement”) under the captions “Proposal 1 - To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2015 and 2014
Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Statements of Changes in Net Assets for the years ended December 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Financial Statements
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

31.1 - 32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002 (Rule 13a-14 and section 1350 Certifications)

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 15, 2016		Date:	March 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ William Miller	Director	March 15, 2016
William R. Miller

By:	/S/ Roger V. Smith	Director	March 15, 2016
Roger V. Smith

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2016
Ronald W. Swenson

By:	/S/ Alan Zafran	Director	March 15, 2016
Alan Zafran

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 15, 2016
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Venture Lending & Leasing VI, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VI, Inc. (the "Fund"), including the schedules of investments presented in Note 3, as of December 31, 2015 and 2014, and the related statements of operations, cash flows, and changes in net assets for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2015 and 2014, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing VI, Inc. as of December 31, 2015 and 2014, and the results of its operations, its cash flows, and changes in its net assets for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include nonmarketable investments valued at $95.0 million (95% of total assets) and $227.7 million (93% of total assets) as of December 31, 2015 and 2014, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 15, 2016
San Francisco, California

VENTURE LENDING & LEASING VI, INC.
Statements of Assets and Liabilities
As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $109,048,869 and $239,908,705)	$95,005,982	$227,745,693
Interest Rate Caps (Cost of $115,000 and $207,000)	25,340	$149,844
Total Investments (Cost of $109,163,869 and $240,115,705)	95,031,322	227,895,537
Cash and cash equivalents	2,646,011	14,006,961
Other assets	1,963,441	3,851,394

Total assets	99,640,774	245,753,892

LIABILITIES
Borrowings under debt facility	40,400,000	106,550,000
Accrued management fees	622,755	1,528,462
Accounts payable and other accrued liabilities	112,819	659,942

Total liabilities	41,135,574	108,738,404

NET ASSETS	$58,505,200	$137,015,488

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Unrealized depreciation investments	(14,132,547)	(12,220,168)
Distribution in excess of net investment income	(168,887,253)	(92,289,344)
Net assets (equivalent to $585.05 and $1,370.15 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$58,505,200	$137,015,488
Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$1,750,000	$21,172,500

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Operations
For the Years Ended December 31, 2015, 2014 and 2013

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
INVESTMENT INCOME:
Interest on loans	$27,798,922	$49,218,072	$59,366,653
Other interest and other income	60,438	401,840	100,285
Total investment income	27,859,360	49,619,912	59,466,938

EXPENSES:
Management fees	3,663,506	7,004,350	8,435,598
Interest expense	2,339,888	4,301,581	4,801,009
Banking and professional fees	550,018	475,184	549,267
Other operating expenses	142,009	217,273	167,085
Total expenses	6,695,421	11,998,388	13,952,959
Net investment income	21,163,939	37,621,524	45,513,979

Net realized loss from investments	(9,752,799)	(1,990,790)	(3,582,446)
Net change in unrealized loss from investments	(1,879,875)	(805,414)	(7,163,165)
Net realized loss from hedging activities	—	(696,351)	(1,119,201)
Net change in unrealized gain (loss) from hedging activities	(32,504)	795,943	908,248
Net realized and change in unrealized loss from investment and hedging activities	(11,665,178)	(2,696,612)	(10,956,564)

Net increase in net assets resulting from operations	$9,498,761	$34,924,912	$34,557,415
Net increase in net assets resulting from operations per share	$94.99	$349.25	$345.57
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Changes In Net Assets
For the Years Ended December 31, 2015, 2014 and 2013

	For the Year ended	For the Year ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net increase in net assets resulting from operations:
Net investment income	$21,163,939	$37,621,524	$45,513,979
Net realized loss from investments	(9,752,799)	(1,990,790)	(3,582,446)
Net change in unrealized loss from investments	(1,879,875)	(805,414)	(7,163,165)
Net realized loss from hedging activities	—	(696,351)	(1,119,201)
Net change in unrealized gain (loss) from hedging activities	(32,504)	795,943	908,248

Net increase in net assets resulting from operations	9,498,761	34,924,912	34,557,415
Distributions of income to shareholder	(11,411,140)	(34,934,383)	(40,812,332)
Return of capital to shareholder	(76,597,909)	(57,340,898)	(3,308,097)
Contributions from shareholder	—	—	8,000,000
Total decrease	(78,510,288)	(57,350,369)	(1,563,014)

Net assets
Beginning of year	137,015,488	194,365,857	195,928,871

End of year (Undistributed net investment income of $0, $0 and $0)	$58,505,200	$137,015,488	$194,365,857

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$9,498,761	$34,924,912	$34,557,415
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	9,752,799	1,990,790	3,582,446
Net change in unrealized loss from investments	1,879,875	805,414	7,163,165
Net change in unrealized (gain) loss from hedging activities	32,504	(795,943)	(908,248)
Amortization of deferred costs related to borrowing facility	227,993	425,848	491,799
Net decrease in other assets	1,751,960	544,634	400,838
Receipt of equity securities as payment for waiver	—	(327,440)	(587,537)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(1,452,830)	(2,029,607)	463,283
Origination of loans	(3,362,500)	(104,567,500)	(168,188,165)
Principal payments on loans	122,547,456	166,465,742	175,892,097
Acquisition of equity securities	(86,968)	(6,787,095)	(10,334,618)
Net cash provided by operating activities	140,789,050	90,649,755	42,532,475

Contributions from shareholder	—	—	8,000,000
Cash distribution to shareholder	(86,000,000)	(83,800,000)	(31,600,000)
Borrowings under debt facility	—	—	11,800,000
Repayment of borrowings under debt facility	(66,150,000)	(27,650,000)	(11,600,000)
Investment in interest rate cap agreement	—	(230,000)	—
Payment of bank facility and fees and costs	—	(339,983)	—
Net cash used in financing activities	(152,150,000)	(112,019,983)	(23,400,000)
Net increase (decrease) in cash and cash equivalents	(11,360,950)	(21,370,228)	19,132,475
CASH AND CASH EQUIVALENTS:
Beginning of year	14,006,961	35,377,189	16,244,714
End of year	$2,646,011	$14,006,961	$35,377,189
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$2,281,352	$4,602,356	$4,316,596
Settlement under interest rate swap agreement	$—	$696,351	$1,119,201
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$2,009,049	$8,475,281	$12,520,429
Receipt of equity securities as repayment of loans	$1,922,081	$1,360,746	$1,598,274

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Notes to Financial Statements for the Years Ended December 31, 2015 and 2014
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing VI, Inc. (the “Fund”), was incorporated in Maryland on January 11, 2010 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc., (“Manager” or “Management”).  The Fund will be dissolved on December 31, 2020 unless an election is made to dissolve earlier by the Board of Directors. The Manager was formed upon the conversion of Westech Investment Advisors, Inc. into a limited liability company. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VI, LLC (the “Company”).  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in January 2010.  This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on April 13, 2010.

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
Valuation Procedures
The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of Management, in accordance with the Valuation Methods.
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
As of December 31, 2015 and 2014, the financial statements include nonmarketable investments ($95.0 million and $227.7 million or approximately 95% and 93% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board. Due to the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.
Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants. There is no secondary market for the loans; hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the loan stops performing and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recorded if and when the proceeds exceed the book value of the loans.

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

As of December 31, 2015, loans with a cost basis of $20.9 million and a fair value of $7.0 million, have been classified as non-accrual. As of December 31, 2014, loans with a cost basis of $18.5 million and a fair value of $7.3 million, have been classified as non-accrual.

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

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying client companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the client company's industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3 years prior to October 1, 2014 and 3.5 years from October 1, 2014 to December 31, 2015. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

On an regular basis, the Fund engages an independent valuation company to provide valuation assistance to value the warrants which are received as part of loan consideration. These warrants are immediately distributed to the Fund’s shareholder. This independent third party evaluates the Fund's valuation methodology and assumptions for reasonableness from the perspective of a market participant. The independent third party also calculates several of the inputs used such as volatility and risk free rate.

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

As of December 31, 2015 and 2014, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

As of December 31, 2015 and 2014, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $40.4 million and $106.6 million, respectively.

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
Interest Rate Swap Agreements

The Fund entered into interest rate swap agreements to hedge its interest rate on its expected long term borrowings under its debt facility (see Note 9). Interest rate swaps are primarily valued on the basis of quotes obtained from brokers and dealers and adjusted for counterparty risk. The valuation of the swap agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contracts were recorded at fair value in either other assets or accounts payable and other accrued liabilities in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counter party. The changes in fair value are recorded in net change in unrealized gain (loss) from hedging activities in the Statements of Operations. The quarterly interest paid or received on the interest rate swap contracts was also recorded in net realized loss from hedging activities in the Statements of Operations. The interest swap agreements terminated on September 23, 2014.
Interest Rate Cap Agreements

On September 30, 2014, the Fund entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in Interest Rate Caps in the Statements of Assets and Liabilities. The changes in fair value are recorded in Net change in unrealized gain (loss) from hedging activities in the Statements of Operations. The monthly interest received on the interest rate cap contracts is also recorded in Net realized loss from hedging activities in the Statements of Operations.

Credit Risks
Most of the companies with which the Fund enters into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, and many other factors. The companies to which the Fund provides financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.

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
Crisis in Financial Markets
The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and these volatile conditions continued for some period thereafter (albeit to a lesser extent) and may recur into the future. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments.

It is possible that market conditions could decrease the demand for venture loans. Furthermore, market conditions could also adversely impact the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.

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

The amortization of these costs are recorded in interest expense in the Statements of Operations (see Note 7).
Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU")2015-03 Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The amended guidance is effective for the Fund’s interim and annual periods beginning on January 1, 2016. Management does not expect the adoption of this guidance to significantly impact the Fund’s financial position or results of operations.

Tax Status
The Fund has elected to be treated as a Regulated Investment Company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of our ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on GAAP and tax basis) and the appreciation and depreciation of the investments reported on the schedule of investments in Note 3 below:

As of December 31, 2015:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$109,048,869	$0	$(14,042,887)	$(14,042,887)	$95,005,982
Interest Rate Caps	115,000	—	(89,660)	(89,660)	25,340
Total	$109,163,869	$0	$(14,132,547)	$(14,132,547)	$95,031,322

As of December 31, 2014 :

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$239,908,705	$0	$(12,163,012)	$(12,163,012)	$227,745,693
Interest Rate Caps	207,000	—	(57,156)	(57,156)	149,844
Total	$240,115,705	$0	$(12,220,168)	$(12,220,168)	$227,895,537

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

Though December 31, 2015, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2015, distributions were made in excess of distributable earnings by $76.6 million. The Fund may pay return of capital. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of December 31, 2015, the Fund had no uncertain tax positions. As of December 31, 2015, the Fund had no capital loss carry forwards.

The Fund's tax years open to examination by the federal are for the years 2012 and forward and California tax authorities are for the years 2011 and forward.
3.  SCHEDULES OF INVESTMENTS
As of December 31, 2015, all loans were made to non-affiliates as follows:

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 12/31/15	Value12/31/15	Maturity Date
Computers & Storage
Clustrix, Inc.		$ 1,258,439	$ 1,258,439	5/1/2017
D-Wave Systems, Inc. **		1,003,360	1,003,360	2/1/2017
Gridstore, Inc.		913,030	913,030	6/1/2017
Veloxum, Inc.		0	416,093	*
Subtotal:	5.4%	$ 3,174,829	$ 3,590,922

Enterprise Networking
Apprion, Inc.		$ 147,799	$ 147,799	4/1/2016
Subtotal:	0.3%	$ 147,799	$ 147,799

Internet
CustomMade Ventures Corp.		$ 687,276	$ 687,276	*
DailyFeats, Inc.		18,441	18,441	1/1/2016
Digital Caddies, Inc. **		0	987,584	*
FanBridge, Inc.		453,896	643,896	*
Giddy Apps, Inc.		1,063,297	1,063,297	12/1/2017
Giveforward, Inc.		406,113	406,113	7/1/2017
Grovo Learning, Inc.		522,397	522,397	3/1/2017
HEXAGRAM 49, Inc.		18,716	18,716	1/1/2016
InsideVault, Inc.		259,715	259,715	5/1/2017
Kitsy Lane, Inc.		39,441	169,441	*
Kiwi Crate, Inc.		814,731	814,731	4/1/2018
Lightside Games, Inc.		54,230	127,230	*
Madison Reed, Inc.		1,276,132	1,276,132	6/1/2018
Monetate, Inc.		2,475,198	2,475,198	6/1/2018
Navigating Cancer, Inc.		184,646	184,646	7/1/2016
Osix Corp.		57,340	57,340	10/1/2016
Piryx, Inc.		1,187,196	1,467,196	*
Pixalate, Inc.		227,339	227,339	3/1/2017
Playstudios, Inc.		2,065,680	2,065,680	6/1/2018
Quantcast Corp.		3,404,740	3,404,740	4/1/2017
Quri, Inc.		1,696,743	1,696,743	6/1/2018
Radius Intelligence, Inc.		1,257,560	1,257,560	10/1/2017
Rivet Games, Inc.		63,082	130,082	*
Schooltube, Inc.		0	108,222	*
Schoola, Inc.		102,300	102,300	12/1/2016
Smart Lunches, Inc.		63,640	63,640	6/1/2016
Sociable Labs, Inc.		113,422	113,422	7/1/2016
THECLYMB		870,456	870,456	10/1/2017
Weddington Way, Inc.		306,628	306,628	11/1/2016
WHI, Inc.		1,160,565	1,160,565	7/1/2017
YouDocs Beauty, Inc.***		1,061,305	1,192,024	*
Yourmechanic, Inc.		151,324	151,324	7/1/2017
Subtotal:	37.7%	$ 22,063,549	$ 24,030,073

Medical Devices
AxioMed, Inc.		$ 14,238	$ 1,560,238	*
Blockade Medical, LLC		347,432	347,432	9/1/2017
Hourglass Technology, Inc.		0	872,325	*
MimOSA, Inc.		109,833	209,833	12/1/2016
Redox Medical, Inc.		250,000	3,600,000	*
Subtotal:	1.2%	$ 721,503	$ 6,589,828

Other Healthcare
Cogito Health, Inc.		$ 309,223	$ 309,223	4/1/2017
Health Integrated, Inc.		1,305,577	1,305,577	10/1/2017

HealthEquityLabs, Inc.		949,393	949,393	6/1/2018
Mulberry Health, Inc.		3,436,073	3,436,073	12/1/2017
Physician Software Systems, LLC		321,221	321,221	7/1/2017
Practice Fusion, Inc.		1,604,096	1,604,096	6/1/2016
Project Healthy Living, Inc.		444,667	444,667	10/1/2016
Therapydia, Inc.		352,299	352,299	10/1/2017
Urgent Care Centers of New England, Inc.		3,050,202	3,050,202	9/1/2018
Subtotal:	20.1%	$ 11,772,751	$ 11,772,751

Other Technology
21, Inc.		$ 10,680,985	$ 10,680,985	9/1/2017
Automatic Labs, Inc.		401,358	401,358	12/1/2016
Beeline Bikes, Inc.		89,107	89,107	6/1/2017
Daylight Solutions, Inc.		1,338,564	1,338,564	8/1/2017
eco.logic brands, inc.		375,524	375,524	6/1/2017
General Assembly, Inc.		1,045,212	1,045,212	12/1/2016
InsideTrack, Inc.		906,204	906,204	9/1/2017
LanzaTech New Zealand Ltd.**		2,167,522	2,167,522	7/1/2016
Lumo BodyTech, Inc.		987,135	987,135	12/1/2017
Neuehouse, LLC		2,609,757	2,609,757	7/1/2017
nWay, Inc.		1,049,777	1,049,777	3/1/2018
Pinnacle Engines, Inc.		870,363	870,363	12/1/2017
Prana Holdings, Inc.		2,280,795	2,280,795	7/1/2016
Scoot Networks, Inc.		253,204	253,204	3/1/2017
Skully, Inc.		161,357	161,357	7/1/2017
Sproutling, Inc.		483,241	483,241	1/15/2016
Tribogenics, Inc.		471,201	471,201	9/1/2016
Zeachem		0	3,023,096	*
YPX Cayman Holdings Co. **		177,626	177,626	4/1/2016
Subtotal:	45.0%	$ 26,348,932	$ 29,372,028

Security
Agari Data, Inc.		$ 734,959	$ 734,959	9/1/2017
Guardian Analytics, Inc.		2,124,840	2,124,840	2/1/2019
Uplogix, Inc.		421,843	1,121,843	*
Subtotal:	5.6%	$ 3,281,642	$ 3,981,642

Software
3Scale, Inc.		$ 594,565	$ 594,565	9/1/2017
Appconomy, Inc.		400,000	1,839,362	*
Atigeo Corporation		2,088,385	2,088,385	9/1/2017
Beanstock Media, Inc. ***		85,000	1,322,744	*
BlazeMeter, Inc. **		697,581	697,581	1/1/2018
ClearPath, Inc.		95,856	95,856	5/1/2016
Clypd, Inc.		291,458	291,458	11/1/2016
Corduro, Inc.		12,212	102,212	*
Encoding.com, Inc.		239,707	239,707	11/1/2016
gloStream, Inc.		786,295	1,086,295	*

Innerworkings, Inc.		0	326,744	*
MediaPlatform, Inc.		165,244	165,244	9/1/2016
Mintigo, Inc.**		1,048,984	1,048,984	1/1/2018
Nectar Holdings, Inc.		872,439	872,439	12/1/2017
OrderGroove, Inc.		704,374	704,374	12/1/2017
Palantir Technologies, Inc.		1,865,160	1,865,160	4/1/2016
SCVNGR, Inc.		887,926	887,926	10/1/2016
SoundHound, Inc.		2,026,388	2,026,388	5/1/2017
STG-Impact Holdings Corp.		2,094,582	2,094,582	1/21/2016
StreetLight Data, Inc.		378,297	378,297	4/1/2017
Top Hat Monocle Corp.**		253,954	253,954	7/1/2016
Workspot, Inc.		78,658	78,658	9/1/2016
ZeroTurnaround USA, Inc.**		1,252,981	1,252,981	6/1/2018
Subtotal:	28.9%	$ 16,920,046	$ 20,313,896

Technology Services
Akademos, Inc.***		$ 598,955	$ 598,955	6/1/2017
Amped, Inc.		1,036,377	1,036,377	11/1/2017
BidPal, Inc.		229,075	229,075	7/1/2016
Blazent, Inc.		184,686	184,686	5/1/2016
Blue Technologies Limited**		453,140	453,140	6/1/2017
BountyJobs, Inc.		332,991	332,991	10/1/2017
Callisto Media, Inc.		248,078	248,078	9/1/2016
FSA Store, Inc.		833,766	833,766	9/1/2017
Grassroots Unwired, Inc.		27,182	27,182	8/1/2016
Maxi Mobility, Inc.		63,044	63,044	7/1/2016
Rated People, Ltd.**		1,050,689	1,395,689	*
Stackstorm, Inc.		211,072	211,072	1/1/2018
TiqIQ, Inc.		172,041	172,041	7/1/2017
Subtotal:	9.3%	$ 5,441,096	$ 5,786,096

Wireless
Azumio, Inc.		$ 372,598	$ 472,598	*
GPShopper, LLC		317,990	317,990	7/1/2017
InfoReach, Inc.		264,276	264,276	3/1/2017
Kicksend Holdings		31,476	61,475	*
SpiderCloud Wireless, Inc.		4,147,495	4,147,495	7/1/2017
Subtotal:	8.9%	$ 5,133,835	$ 5,263,834
Total Loan (Cost of $109,048,869):	162.4%	95,005,982	110,848,869
Interest Rate Caps	0.0%	25,340	115,000
Total Investments (Cost of $109,163,869)	162.4%	$ 95,031,322	$ 110,963,869
*As of December 31, 2015, loans with a costs basis of $20.9 million and fair value of $7.0 million have been classified as non-accrual. These loans have been accelerated from their original maturity and are due in its entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems "non-qualifying assets" under Section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 8.3% of the Fund's assets represented non-qualifying assets.
*** Indicates assets that are not senior loans.

As of December 31, 2014, all loans were made to non-affiliates as follows:

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 12/31/14	Value 12/31/14	Maturity Date
Carrier Networking
Treq Labs, Inc.		$1,823,279	$1,823,279	*
Subtotal:	1.3%	$1,823,279	$1,823,279

Computers & Storage
Clustrix, Inc.		$2,134,611	$2,134,611	5/1/2017
Connected Data, Inc.		1,881,044	1,881,044	5/1/2017
D-Wave Systems, Inc.**		1,598,859	1,598,859	2/1/2017
Gridstore, Inc.		1,413,836	1,413,836	6/1/2017
Veloxum, Inc.		416,093	416,093	*
Vidcie, Inc.		431,642	431,642	12/1/2015
Subtotal:	5.7%	$7,876,085	$7,876,085

Enterprise Networking
Apprion, Inc.		$534,558	$534,558	4/1/2016
Splashtop, Inc.		1,127,792	1,127,792	5/1/2016
Subtotal:	1.2%	$1,662,350	$1,662,350

Internet
Behalf, Inc. **		$1,488,729	$1,488,729	5/1/2017
Better Doctor, Inc.		304,363	304,363	6/1/2016
Change.org, Inc.		1,923,173	1,923,173	11/1/2016
CloudTalk, Inc.		5,000	124,008	*
CustomMade, Inc.		1,713,379	1,713,379	5/1/2017
DailyFeats, Inc.		210,068	210,068	1/1/2016
Desti, Inc.		38,983	43,283	*
Digital Caddies, Inc.**		854,469	854,469	6/1/2017
FanBridge, Inc.		453,896	643,896	*
FanDuel, Inc.**		1,400,975	1,400,975	9/1/2016
Fast Labs, Inc.		373,488	373,488	3/1/2017
Fingi, Inc.		275,000	352,718	6/1/2018
FlipTop, Inc.		379,583	379,583	6/1/2017
Giddy Apps, Inc.		938,861	938,861	12/1/2017
Giga Omni Media, Inc.		2,498,405	2,498,405	2/1/2016
Giveforward, Inc.		474,588	474,588	7/1/2017
Good Eggs, Inc.		303,029	303,029	6/1/2016
Grovo Learning, Inc.		876,425	876,425	3/1/2017
HEXAGRAM 49, Inc.		421,188	421,188	1/1/2016
Inside Vault, Inc.		437,370	437,370	5/1/2017
Jun Group, LLC		710,184	710,184	2/1/2017
KargoCard, Co.**		473,843	473,843	1/1/2016
Kitsy Lane, Inc.		193,730	193,730	12/1/2016
Kiwi Crate, Inc.		1,042,522	1,042,522	7/1/2017
Komli Media, Inc.**		2,981,677	2,981,677	11/1/2015

Kulbyt, Inc.		109,363	109,363	8/1/2015
Lenddo International**		1,045,505	1,045,505	12/1/2015
Lightside Games, Inc.		162,230	235,230	*
LocalResponse, Inc.		341,958	341,958	3/1/2016
MassDrop, Inc.		358,248	358,248	9/1/2017
MediaSpike, Inc.		207,440	207,440	12/1/2016
MeetMe, Inc.		1,322,995	1,322,995	4/1/2016
Minno, Inc.		1,588,734	1,588,734	3/1/2018
Moda Operandi, Inc.		125,127	125,127	12/1/2015
Modasuite, Inc. **		1,256,711	1,256,711	7/1/2016
Monetate, Inc.		3,736,811	3,736,811	6/1/2018
Moveline Group, Inc.		—	929,799	*
Navigating Cancer, Inc.		934,389	934,389	7/1/2016
Osix Corp.		302,026	302,026	10/1/2016
PerformLine, Inc.		68,562	68,562	5/1/2015
Piryx, Inc.		1,511,061	1,511,061	6/1/2017
Pixalate, Inc.		407,620	407,620	3/1/2017
Playstudios, Inc.		3,400,117	3,400,117	6/1/2018
Pleying, Inc.		184,031	184,031	12/1/2016
Quantcast Corp.		7,331,527	7,331,527	4/1/2017
Quri, Inc.		1,906,998	1,906,998	6/1/2018
Radius Intelligence, Inc.		1,608,479	1,608,479	10/1/2017
Relay Network, LLC		435,496	435,496	7/1/2015
Retail Innovation Group		1,611,875	1,611,875	7/1/2016
Rivet Games, Inc.		123,082	190,082	*
The SavvySource For Parents, Inc.		396,598	396,598	12/1/2016
Schooltube, Inc.		68,222	108,222	*
ServiceMarketplace, Inc.		215,178	215,178	7/1/2017
Session M, Inc.		1,557,014	1,557,014	2/1/2017
Smart Lunches, Inc.		155,505	155,505	6/1/2016
Sociable Labs, Inc.		313,361	313,361	7/1/2016
TangoCard, Inc.		47,019	47,019	3/1/2015
The Black Tux, Inc.		722,390	722,390	2/1/2018
The Lucky Group, Inc.***		4,845,416	5,345,416	8/1/2018
UserVoice, Inc.		317,346	317,346	11/1/2015
Waluzi, Inc.		79,987	79,987	8/1/2016
Weddington Way, Inc.		815,644	815,644	11/1/2016
WHI, Inc.		1,877,385	1,877,385	7/1/2017
YouDocs Beauty, Inc.***		961,655	1,161,655	5/1/2018
Subtotal:	46.1%	$63,226,033	$65,426,858

Medical Devices
AxioMed, Inc.		$23,748	$1,569,748	*
Blockade Medical, LLC		463,868	463,868	9/1/2017
Cayenne Medical, Inc.		4,765,638	4,765,638	12/1/2017
Cervilenz, Inc.		1,823,990	1,823,990	4/1/2016
HourGlass Technologies, Inc.		243,351	869,351	*

MimOSA, Inc.		194,284	194,284	12/1/2015
NasoForm, Inc.		30,077	30,077	2/1/2015
Redox Medical, Inc.		500,000	3,600,000	*
Sonoma Orthopedic Products, Inc.		2,362,253	2,362,253	4/1/2016
Subtotal:	7.6%	$10,407,209	$15,679,209

Other Healthcare
Cogito Health, Inc.		$512,736	$512,736	4/1/2017
Health Integrated, Inc.		2,089,102	2,089,102	10/1/2017
HealthEquityLabs, Inc.		927,690	927,690	6/1/2018
Mulberry Health, Inc.		4,812,610	4,812,610	12/1/2017
Physician Software Systems, LLC		476,037	476,037	7/1/2017
Practice Fusion, Inc.		4,443,620	4,443,620	6/1/2016
Project Healthy Living, Inc.		892,851	892,851	10/1/2016
Therapydia, Inc.		602,420	602,420	10/1/2017
Urgent Care Centers of New England, Inc.		2,349,955	2,349,955	4/1/2018
ZocDoc, Inc.		4,517,666	4,517,666	6/1/2017
Subtotal:	15.8%	$21,624,687	$21,624,687

Other Technology
21e6, LLC		$12,754,495	$12,754,495	8/1/2017
Automatic Labs, Inc.		766,320	766,320	12/1/2016
Beeline Bikes, Inc.		135,592	135,592	6/1/2017
Daylight Solutions, Inc.		2,571,168	2,571,168	8/1/2017
Ecologic Brands, Inc.		635,944	635,944	6/1/2017
General Assembly, Inc.		1,956,427	1,956,427	12/1/2016
InsideTrack, Inc.		1,304,318	1,304,318	9/1/2017
LanzaTech New Zealand Ltd.**		8,090,966	8,090,966	7/1/2016
Lumo BodyTech, Inc.		1,179,641	1,179,641	12/1/2017
Neuehouse, LLC		3,997,428	3,997,428	7/1/2017
nWay, Inc.		1,361,505	1,361,505	3/1/2018
Pinnacle Engines, Inc.		1,583,540	1,583,540	12/1/2017
PLAE, Inc.		462,689	462,689	6/1/2017
Prana Holdings, Inc.		4,514,012	4,514,012	7/1/2016
Scoot Networks, Inc.		414,974	414,974	3/1/2017
Skully Helmets, Inc.		227,456	227,456	7/1/2017
Sproutling, Inc.		709,251	709,251	9/1/2017
Thoughtful Media Group, Inc.		393,020	573,020	*
Tribogenics, Inc.		1,186,455	1,186,455	9/1/2016
YPX Cayman Holdings Co.**		1,003,708	1,003,708	4/1/2016
ZeaChem, Inc.		374,248	4,076,248	*
Subtotal:	33.3%	$45,623,157	$49,505,157

Security
Agari Data, Inc.		$1,082,097	$1,082,097	9/1/2017
Guardian Analytics, Inc.		2,856,906	2,856,906	1/1/2018
Kinamik, Inc.		633,670	643,670	*

Uplogix, Inc.		1,250,804	1,250,804	5/1/2017
Venafi, Inc.		3,709,903	3,709,903	6/1/2017
Voltage Security, Inc.		2,369,626	2,369,626	9/1/2017
Subtotal:	8.7%	$11,903,006	$11,913,006

Software
3Scale, Inc.		$712,931	$712,931	9/1/2017
AcousticEye, Ltd. **		153,386	153,386	12/1/2015
Appconomy, Inc.		1,024,362	2,037,362	*
Apportable, Inc.		835,072	835,072	3/1/2017
Artificial Solutions ASH AB **		123,155	123,155	2/1/2015
Atigeo, LLC.		2,784,801	2,784,801	9/1/2017
Beanstock Media, Inc.***		1,336,495	1,336,495	12/1/2018
BlazeMeter, Inc.**		699,151	699,151	10/1/2017
Brightpearl, Inc.**		457,337	457,337	6/1/2016
ClearPath, Inc.		275,217	275,217	5/1/2016
Clypd, Inc.		571,745	571,745	11/1/2016
Corduro, Inc.		42,212	132,212	*
D Software, Inc.		156,130	156,130	6/1/2016
Dataium, LLC		162,472	354,472	7/1/2016
DropThought, Inc.		477,668	477,668	12/1/2016
eCommera, Inc. **		3,885,784	3,885,784	3/1/2017
Encoding.com, Inc.		524,900	524,900	11/1/2016
gloStream, Inc.		939,981	1,239,981	*
Innerworkings Holdings, Ltd.		14,249	341,471	*
Intalio, Inc.		286,710	286,710	8/1/2015
MediaPlatform, Inc.		563,199	563,199	9/1/2016
Mintigo, Inc.**		1,427,018	1,427,018	1/1/2018
Nectar Holdings, Inc.		1,171,556	1,171,556	12/1/2017
OrderGroove, Inc.		878,707	878,707	12/1/2016
Palantir Technologies, Inc.		6,892,406	6,892,406	4/1/2016
Pursway, Inc. **		1,078,449	1,078,449	7/1/2016
Riskonnect, Inc.		184,191	184,191	8/1/2015
SCVNGR, Inc.		1,821,982	1,821,982	10/1/2016
SnapLogic, Inc.		1,648,742	1,648,742	7/1/2016
SoundHound, Inc.		3,640,099	3,640,099	5/1/2017
STG-Impact Holdings Corp.		5,677,173	5,677,173	3/1/2016
StreetLight Data, Inc.		635,179	635,179	4/1/2017
Superfish, Inc.		376,601	376,601	10/1/2015
Top Hat Monocle Corp. **		640,324	640,324	7/1/2016
Vuemix, Inc.		44,466	44,466	8/1/2015
Workspot, Inc.		164,807	164,807	9/1/2016
Xceedium, Inc.		147,224	147,224	4/1/2015
ZeroTurnaround USA, Inc.**		1,428,219	1,428,219	6/1/2018
Subtotal:	32%	$43,884,100	$45,806,322
Technology Services

Akademos, Inc.***		$890,914	$890,914	6/1/2017
Amped, Inc.		1,431,563	1,431,563	11/1/2017
BidPal, Inc.		623,702	623,702	4/1/2016
Blazent, Inc.		583,639	583,639	5/1/2016
Blue Technologies Limited**		700,984	700,984	6/1/2017
BountyJobs, Inc.		909,044	909,044	10/1/2017
Callisto Media, Inc.		576,716	576,716	9/1/2016
FSA Store, Inc.		1,220,757	1,220,757	9/1/2017
Grassroots Unwired, Inc.		73,323	73,323	8/1/2016
Maxi Mobility, Inc.		154,981	154,981	7/1/2016
Rated People, Ltd.**		1,913,091	1,913,091	12/1/2016
Stackstorm, Inc.		267,700	267,700	8/1/2017
TiqIQ, Inc.		244,011	244,011	7/1/2017
Subtotal:	7%	$9,590,425	$9,590,425

Wireless
Appstack, Inc.		-	295,965	*
Azumio, Inc.		675,052	675,052	11/1/2015
Clementine Labs, Inc.		235,375	235,375	3/1/2017
Flint Mobile, Inc.		571,293	571,293	1/1/2016
GPShopper, LLC		685,378	685,378	7/1/2017
InfoReach, Inc.		431,000	431,000	3/1/2017
Meru Networks, Inc. **		2,791,500	2,791,500	8/1/2015
Receivd, Inc.		40,459	420,459	*
SpiderCloud Wireless, Inc.		4,695,305	4,695,305	7/1/2017
Subtotal:	7.4%	$10,125,362	$10,801,327

Total (Cost of $239,908,705):	166.2%	$227,745,693	$241,708,705
Interest Rate Caps (Cost of $207,000)	0.1%	149,844	207,000
Total Investments (Cost of $240,115,705)	166.3%	$227,895,537	$241,915,705

*As of December 31, 2014, loans with a costs basis of $18.5 million and fair value of $7.3 million have been classified as non-accrual. These loans have been accelerated from their original maturity and are due in its entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems "non-qualifying assets" under Section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2014, 14.7% of the Fund's assets represented non-qualifying assets.
*** Indicates assets that are not senior loans.
4. FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2015, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except for that of Akademos, Inc., Beanstock Media, Inc., and YouDocs Beauty, Inc. which are subordinate.
The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.
Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2015 and 2014, the weighted average interest rate on performing loans was 18.44% and 18.68% respectively. These rates were inclusive of both cash and non-cash interest income. For the years ended December 31, 2015 and 2014 the cash portion was 14.20% and 14.31%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
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

All loans as of December 31, 2015 and 2014 were pledged as collateral for the debt facility, and the Fund's borrowings are generally collateralized by all assets of the Fund.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is subject to general credit risk associated with such companies.  As of December 31, 2015 and 2014, the Fund had unexpired unfunded commitments to borrowers of $1.8 million and $21.2 million respectively.
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
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the year ended December 31, 2015.

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

The following table provides quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments as of December 31, 2015. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2015	Methodologies	Unobservable Input	Amount or Range
Computer & Storage	$3,174,829	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	20%
		Liquidation	Investment Collateral	$0

Internet	$22,063,549	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$1,187,196

Other Healthcare	$11,772,751	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%

Other Technology	$26,348,932	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0

Software	$16,920,046	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$786,295

Technology Services	$5,441,096	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$1,050,689

Wireless	$5,133,835	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$31,476-$372,598

Security	$3,281,642	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$421,843

Other (*)	$869,302	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$250,000

	$95,005,982

(*) Other loans are comprised of companies in the Enterprise Networking and Medical Device industries.

The following table provides quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments as of December 31, 2014. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2014	Methodologies	Unobservable Input	Amount/ Range
Carrier Networking	$1,823,279	Liquidation	Investment Collateral	$1,823,279

Computer & Storage	$7,876,085	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	19%
		Liquidation	Investment Collateral	$416,093

Enterprise Networking	$1,662,350	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Internet	$63,226,033	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$453,896

Medical Devices	$10,407,209	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$23,748-$500,000

Other Healthcare	$21,624,687	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%

Other Technology	$45,623,157	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$374,248-$393,020

Security	$11,903,006	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$633,670

Software	$43,884,100	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$14,249-$1,024,362

Technology Services	$9,590,425	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%

Wireless	$10,125,362	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$40,459

	$227,745,693

The following table presents the balances of assets as of December 31, 2015 and 2014 measured at fair value on a recurring basis:

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$95,005,982	$95,005,982
Interest rate caps	—	25,340	—	25,340
Cash equivalents	2,646,011	—	—	2,646,011
Total assets	$2,646,011	$25,340	$95,005,982	$97,677,333

As of December 31, 2014	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$227,745,693	$227,745,693
Interest rate caps	—	149,844	—	149,844
Cash equivalents	14,006,961	—	—	14,006,961
Total assets	$14,006,961	$149,844	$227,745,693	$241,902,498

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2015
	Loans	Convertible Notes	Warrants	Stock
Beginning balance	$227,745,693	$—	$—	$—
Acquisitions and originations	3,362,500	272,740	994,082	742,227
Principal reductions	(124,469,537)	—	—	—
Distribution to shareholder	—	(272,740)	(994,082)	(742,227)
Net change in unrealized loss from investments	(1,879,875)	—	—	—
Net realized loss from investments	(9,752,799)	—	—	—
Ending balance	$95,005,982	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2015	$(4,188,666)

	For the Year Ended December 31, 2014
	Loans	Convertible Notes	Warrants	Stock
Beginning balance	$293,800,885	$—	$—
Acquisitions and originations	104,567,500	240,281	7,927,444	307,557
Principal reductions	(167,826,488)	—	—	—
Distribution to shareholder	—	(240,281)	(7,927,444)	(307,557)
Net change in unrealized loss from investments	(805,414)	—	—	—
Net realized loss from investments	(1,990,790)	—	—	—
Ending balance	$227,745,693	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at December 31, 2014	$(3,669,004)

5. EARNINGS PER SHARE
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
6.  CAPITAL STOCK
As of December 31, 2015, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $294.0 million.  Total contributed capital to the Company through December 31, 2015 was $279.30 million, of which $241.5 million was contributed to the Fund.
The chart below shows the distributions of the Fund for the years ended December 31, 2015, 2014 and 2013.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash distributions	$86,000,000	$83,800,000	$31,600,000
Distributions of equity securities	2,009,049	8,475,282	12,520,429

Total distributions to shareholder	$88,009,049	$92,275,282	$44,120,429
7. DEBT FACILITY

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

The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirety on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month repayment plan and a subsequent 18-month amortized repayment plan. The size of the facility was reduced to $84 million on April 15, 2015, $74 million on June 12, 2015, $64 million on July 21, 2015, $54 million on August 20, 2015, and by $3 million per month from October 23, 2015. The Fund will continue to reduce the facility because of required amortization and its sufficient cash and cash flow to meet the needs of the unfunded commitments as well as pay expenses without further need to borrow. Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate loans or LIBOR loans. Reference Rate Loan is defined as a Loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one percent (1.0%), and (b) the rate most recently announced by Union Bank, N.A at its corporate headquarters as the “Union Bank, N.A. Reference Rate”. LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate determined by Union Bank, N.A. to be the per annum rate (rounded upward to the nearest one-hundredth of one percent (1/100%)) at which Dollar deposits in immediately available funds and in lawful money of the United States would be offered to Union Bank, N.A., on behalf of Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA, outside of the United States at approximately 11:00 a.m. (LIBOR time) three (3) Business Days before the first day of such LIBOR Loan Period, in an amount approximately equal to the principal amount of, and for a length of time approximately equal to the LIBOR Loan Period for, the LIBOR Loan sought by the Fund. As of December 31, 2015, all of the Fund’s borrowings were based on the LIBOR rate.

The facility revolved for 12 months from September 30, 2014, after that, the Loan Agreement size began to reduce. The Loan Agreement will terminate on March 23, 2017, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. Such borrowings will bear interest at an annual rate of either LIBOR plus 2.75% or the Reference Rate plus 1.75%. The Fund pays an unused line fee of 0.325% of the total unused commitment amount on a quarterly basis. As of December 31, 2015, the LIBOR rate is as follows:

1 month LIBOR	0.43%
3 month LIBOR	0.61%

Fees and costs previously incurred under the facility have been fully amortized. Bank fees of $280,000 and legal fees of $59,983 were incurred in connection with the renewal of the facility on September 30, 2014. Additional bank fees and other costs incurred were capitalized and amortized to interest expense on a straight line basis over the new expected life of the facility. The remaining unamortized cost and fees of $169,991 are being amortized over the new expected life of the facility (March 2017).

The facility contains various covenants, including financial covenants related to: (i) Debt to Net Worth Ratio, (ii) Minimum Debt Service Coverage Ratio, (iii) Interest Coverage Ratio, (iv) Asset Coverage, (v) Asset Coverage Under Investment Company Act, (vi) Maximum Loan Loss Reserves, and (vii) Unfunded Commitment Ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2015, Management believes that the Fund was in compliance with ese covenants.

The following is the summary of the outstanding facility draws as of December 31, 2015:

Draw/Roll-Over Date	Amount	Draw Maturity Date	Interest Rate
December 10, 2015	$10,000,000	1/14/2016*	3.07%
December 10, 2015	$30,400,000	3/14/2016 **	3.26%
TOTAL OUTSTANDING	$40,400,000
*Loans were subsequently reduced by $4.7 million in January 2016, $3.3 million in February 2016 and $2.0 million in March 2016.
**Loans were subsequently reduced by $0.8 million in March 2016; $10.0 million was rolled for a 30-day LIBOR loan, maturing on April 14, 2016 and $19.6 million was rolled for a 90-day LIBOR loan, maturing on June 14, 2016.

8. MANAGEMENT AND RELATED PARTIES

Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on June 29, 2010.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $3.7 million, $7.0 million and $8.4 million were recognized as expenses for years ended December 31, 2015, 2014 and 2013, respectively.
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

Intercreditor Agreements

In each transaction in which both the Fund and Fund V or Fund VII invest or in which the other lender has either invested or may later invest, it is expected that the Fund and Fund V or Fund VII will enter into an intercreditor agreement pursuant to which the Fund and Fund V or Fund VII will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund V or Fund VII pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V or Fund VII invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting from there may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

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
9. INTEREST RATE SWAP AGREEMENTS
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

For the years ended December 31, 2015 and 2014, the derivative financial instruments had the following effect on our Statement of Operations:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	2015	2014	2013
Interest rate swap agreements	Net realized gain (loss) from hedging activities	$—	$(696,351)	$(1,119,200)
Interest rate swap agreements	Net change in unrealized gain (loss) from hedging activities	$—	$853,099	$908,248

10. INTEREST RATE CAP AGREEMENTS
As of September 30, 2014, the Fund has entered into two interest rate cap agreements with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A. with a notional principal amount of $42 million for each agreement, to cap floating interest rates at 0.7%. The purpose of the interest rate cap agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The Fund continues to adjust the notional principal amount as the outstanding balance under the debt facility changes.The notional principal amount as of December 31, 2015 is $17 million for each agreement. The Fund paid upfront fees of $0.2 million which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 30-day LIBOR. Payments, if necessary are made monthly and will terminate on March 23, 2017.

The average notional amount outstanding was $55.1 million and $84.0 million for the year ended December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	December 31, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreements	Total Investment	$25,340	Other Investment	$149,844

For the years ended December 31, 2015 and 2014, the derivative financial instruments had the following effect on our Statement of Operations:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	2015	2014	2013
Interest rate cap agreements	Net change in unrealized loss from hedging activities	$32,504	$57,156	$—

11. FINANCIAL HIGHLIGHTS
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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Total return	11.23%	23.38%	19.26%	17.74%	8.10%

Per share amounts:
Net asset value, beginning of year	$1,370.15	$1,943.66	$1,959.29	$1,314.09	$331.07
Net investment income	211.65	376.22	455.14	316.56	96.68
Net realized and change in unrealized loss from investment and hedging activities	(116.66)	(26.98)	(109.57)	(59.07)	(19.09)
Net increase in net assets resulting from operations	94.99	349.24	345.57	257.49	77.59
Distributions of income to shareholder	(114.11)	(349.34)	(408.12)	(295.94)	(98.70)
Return of capital to shareholder	(765.98)	(573.41)	(33.08)	(126.35)	(130.87)
Contributions from shareholder	—	—	80.00	810.00	1,135.00
Net asset value, end of year	$585.05	$1,370.15	$1,943.66	$1,959.29	$1,314.09

Net assets, end of year	$58,505,200	$137,015,488	$194,365,857	$195,928,871	$131,409,460

Ratios to average net assets:
Expenses	7.13%	7.23%	7.20%	7.84%	11.85%
Net investment income	22.55%	22.67%	23.48%	20.23%	12.26%
Portfolio turnover rate	0.19%	0%	0%	0%	0%
Average debt outstanding	$69,715,384	$119,884,615	$137,823,077	$108,461,538	$40,307,692

12. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.