Form 10-Q
period 2016-03-31
Venture Lending & Leasing VI, Inc.
filed 2016-05-13
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2016
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2016 and December 31, 2015

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2016 and 2015

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2016 and 2015

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2016 and 2015

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $83,119,217 and $109,048,869)	$68,911,671	$95,005,982
Interest Rate Caps (Cost of $92,000 and $115,000)	6,733	25,340
Total Investments (Cost of $83,211,217 and $109,163,869)	68,918,404	95,031,322
Cash and cash equivalents	2,939,802	2,646,011
Other assets	1,766,039	1,963,441

Total assets	73,624,245	99,640,774

LIABILITIES
Borrowings under debt facility	29,600,000	40,400,000
Accrued management fees	460,152	622,755
Accounts payable and other accrued liabilities	74,385	112,819

Total liabilities	30,134,537	41,135,574

NET ASSETS	$43,489,708	$58,505,200

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Unrealized depreciation on investments	(14,292,814)	(14,132,547)
Distribution in excess of net investment income	(183,742,478)	(168,887,253)
Net assets (equivalent to $434.90 and $585.05 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$43,489,708	$58,505,200
Commitments & Contingent Liabilities: Unfunded unexpired commitments (See Note 4)	$—	$1,750,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

INVESTMENT INCOME:
Interest on loans	$3,102,628	$10,291,534
Other interest and other income	3,722	58,227
Total investment income	3,106,350	10,349,761

EXPENSES:
Management fees	460,152	1,284,958
Interest expense	340,074	771,347
Banking and professional fees	88,232	154,565
Other operating expenses	24,598	26,953
Total expenses	913,056	2,237,823
Net investment income	2,193,294	8,111,938

Net realized loss from investments	(1,042,091)	(1,018,031)
Net change in unrealized loss from investments	(164,659)	(4,522,997)
Net change in unrealized gain (loss) from hedging activities	4,393	(53,383)
Net realized and change in unrealized loss from investments and hedging activities	(1,202,357)	(5,594,411)

Net increase in net assets resulting from operations	$990,937	$2,517,527
Net increase in net assets resulting from operations per share	$9.91	$25.18
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Net increase in net assets resulting from operations:
Net investment income	$2,193,294	$8,111,938
Net realized loss from investments	(1,042,091)	(1,018,031)
Net change in unrealized loss from investments	(164,659)	(4,522,997)
Net change in unrealized gain (loss) from hedging activities	4,393	(53,383)

Net increase in net assets resulting from operations	990,937	2,517,527

Distributions of income to shareholder	(1,151,205)	(7,093,907)
Return of capital to shareholder	(14,855,224)	(16,215,270)
Decrease in capital transactions	(16,006,429)	(23,309,177)

Total decrease in net assets	(15,015,492)	(20,791,650)

Net assets
Beginning of period	58,505,200	137,015,488

End of period (undistributed net investment income of $0 and $0)	$43,489,708	$116,223,838

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$990,937	$2,517,527
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	1,042,091	1,018,031
Net change in unrealized loss from investments	164,659	4,522,997
Net change in unrealized (gain) loss from hedging activities	(4,393)	53,383
Amortization of deferred costs related to borrowing facility	56,998	56,998
Net decrease in other assets	163,404	811,370
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(201,037)	(519,035)
Origination of loans	—	(2,112,500)
Principal payments on loans	24,881,132	39,582,754
Acquisition of equity securities	—	(56,163)
Net cash provided by operating activities	27,093,791	45,875,362
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(16,000,000)	(22,000,000)
Repayment of debt facility	(10,800,000)	(18,850,000)
Payment of bank facility fees and costs		—
Net cash used in financing activities	(26,800,000)	(40,850,000)
Net increase in cash and cash equivalents	293,791	5,025,362
CASH AND CASH EQUIVALENTS:
Beginning of period	2,646,011	14,006,961
End of period	$2,939,802	$19,032,323
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$328,794	$751,005
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$6,429	$1,309,177
Receipt of equity securities as repayment of loans	$6,429	$1,253,014

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2016 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Valuation Procedures

The Fund accounts for loans at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of the Manager, in accordance with the Valuation Methods.

The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law.  On a quarterly basis, Management submits to the Board a “Valuation Report” and "Valuation Notes" which detail the rationale for the valuation of investments.

As of March 31, 2016 and December 31, 2015, the financial statements include nonmarketable investments of $68.9 million and $95.0 million, respectively (or 94% and 95% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management also considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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

As of March 31, 2016, loans with a cost basis of $22.0 million and a fair value of $8.7 million, have been classified as non-accrual. As of December 31, 2015, loans with a cost basis of $20.9 million and a fair value of $7.0 million, have been classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three months ended March 31, 2016 and March 31, 2015, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The Fund engages an independent valuation company to provide valuation assistance including the evaluations of the Fund's valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. They calculate several of the inputs used such as volatility and risk-free rate. Upon the receipt of such data from the valuation company, a sample test is performed to ensure the accuracy of their calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second employee. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.

As of March 31, 2016 and December 31, 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of March 31, 2016 and December 31, 2015, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $29.6 million and $40.4 million, respectively.

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

Interest Rate Cap Agreements

On September 30, 2014, the Fund entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in interest rate caps in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in Net change in unrealized gain (loss) from hedging activities in the Condensed Statements of Operations. The interest received on the interest rate cap contracts, if any, is recorded in Net realized gain (loss) from hedging activities in the Condensed Statements of Operations.

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was originally determined to be until January 2014. Starting in October 2011, the estimated life of the facility changed to September 2014. The debt facility was extended again on September 23, 2014 and then on September 30, 2014, it was amended, restated and renewed through March 23, 2017. Deferred bank fees and costs associated with the renewal of the debt facility are being amortized over the estimated life of the renewed facility through March 23, 2017. The amortization of these costs was recorded as interest expense in the Condensed Statement of Operations (see Note 7).

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-03 Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Debt issuance costs related to lines of credit and revolving debt facilities are not required to be deducted from the carrying amount of that debt liability. The amended guidance is effective for the Fund’s interim and annual periods beginning on January 1, 2016. The adoption of this guidance did not significantly impact the Fund’s financial position or results of operations.

Tax Status

The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2016, the Fund has met the BDC and RIC requirements.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required. Below is a table summarizing the cost (on GAAP and tax basis) and the appreciation and depreciation of the investments reported on the Schedule of Investments in Note 3 below.

As of March 31, 2016:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$83,119,217	—	$(14,207,546)	$(14,207,546)	$68,911,671
Interest Rate Caps	92,000	—	(85,267)	(85,267)	6,733

Total	$83,211,217	—	$(14,292,813)	$(14,292,813)	$68,918,404

As of December 31, 2015:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$109,048,869	—	$(14,042,887)	$(14,042,887)	$95,005,982
Interest Rate Caps	115,000	—	(89,660)	(89,660)	25,340

Total	$109,163,869	—	$(14,132,547)	$(14,132,547)	$95,031,322

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

Through March 31, 2016, the Fund had no undistributed earnings. Additionally, for the three months ended March 31, 2016, distributions were made in excess of distributable earnings by $ 14.9 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of March 31, 2016, the Fund had no uncertain tax positions. As of March 31, 2016, the Fund had no capital loss carry forwards.

The Fund's tax years are open to examination by federal tax authorities for the years 2012 and forward and California tax authorities for the years 2011 and forward.

3.	SCHEDULES OF INVESTMENTS

As of March 31, 2016, all loans were made to non-affiliates as follows (unaudited):

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 3/31/16	Value 3/31/16	Maturity Date
Computers & Storage
Clustrix, Inc.		$ 1,016,805	$ 1,016,805	5/1/2017
D-Wave Systems, Inc. **		824,105	824,105	2/1/2017

Gridstore, Inc.		775,217	775,217	6/1/2017
Veloxum, Inc.		0	416,093	*
Subtotal:	6.0%	$ 2,616,127	$ 3,032,220

Enterprise Networking
Apprion, Inc.		$ 130,533	$ 144,533	*
Subtotal:	0.3%	$ 130,533	$ 144,533

Internet
CustomMade Ventures Corp.		$ 687,276	$ 687,276	*
Digital Caddies, Inc. **		0	987,584	*
FanBridge, Inc.		453,896	643,896	*
Giddy Apps, Inc.		499,454	999,454	*
Giveforward, Inc.		181,334	364,333	*
Grovo Learning, Inc.		425,455	425,455	3/1/2017
Kiwi Crate, Inc.		770,027	770,027	4/1/2018
Lightside Games, Inc.		36,230	109,230	*
Madison Reed, Inc.		1,164,144	1,164,144	6/1/2018
Monetate, Inc.		2,256,665	2,256,665	6/1/2018
Navigating Cancer, Inc.		93,558	93,558	7/1/2016
Osix Corp.		30,470	30,470	10/1/2016
Piryx, Inc.		1,187,196	1,467,196	*
Pixalate, Inc.		177,975	177,975	3/1/2017
Playstudios, Inc.		1,864,949	1,864,949	6/1/2018
Quantcast Corp.		2,826,957	2,826,957	4/1/2017
Quri, Inc.		1,525,053	1,525,053	6/1/2018
Radius Intelligence, Inc.		1,106,967	1,106,967	10/1/2017
Rivet Games, Inc.		26,082	120,082	*
Schooltube, Inc.		0	108,222	*
Schoola, Inc.		78,956	78,956	12/1/2016
Smart Lunches, Inc.		38,083	38,083	6/1/2016
Sociable Labs, Inc.		87,631	87,631	8/1/2016
THECLYMB		836,536	836,536	10/1/2017
Weddington Way, Inc.		168,010	168,010	11/1/2016
WHI, Inc.		920,218	1,227,218	*
YouDocs Beauty, Inc.		1,179,032	1,192,024	*
Subtotal:	42.8%	$ 18,622,154	$ 21,357,951

Medical Devices
AxioMed, Inc.		$ 14,238	$ 1,560,238	*
Blockade Medical, LLC		303,730	303,730	9/1/2017
MimOSA, Inc.		111,774	211,774	6/1/2017
Redox Medical, Inc.		250,000	3,600,000	*
Subtotal:	1.6%	$ 679,742	$ 5,675,742

Other Healthcare
Cogito Corporation		$ 252,344	$ 252,344	4/1/2017
Health Integrated, Inc.		1,087,770	1,087,770	10/1/2017
Hi.Q, Inc.		955,309	955,309	6/1/2018
Mulberry Health, Inc.		3,065,426	3,065,426	12/1/2017
Physician Software Systems, LLC		275,125	275,125	7/1/2017
Practice Fusion, Inc.		827,898	827,898	6/1/2016
Project Healthy Living, Inc.		322,645	322,645	10/1/2016
Therapydia, Inc.		279,246	279,246	10/1/2017
Urgent Care Centers of New England, Inc.		2,784,510	2,784,510	9/1/2018
Subtotal:	22.6%	$ 9,850,273	$ 9,850,273

Other Technology
21, Inc.		$ 4,733,288	$ 4,733,288	8/1/2019
Automatic Labs, Inc.		301,814	301,814	12/1/2016
Beeline Bikes, Inc.		76,002	76,002	6/1/2017
Daylight Solutions, Inc.		1,159,750	1,159,750	8/1/2017
General Assembly, Inc.		797,195	797,195	12/1/2016
InsideTrack, Inc.		776,473	776,473	9/1/2017
LanzaTech New Zealand Ltd.**		916,928	916,928	7/1/2016
Lumo BodyTech, Inc.		878,206	878,206	12/1/2017
Neuehouse, LLC		2,202,177	2,202,177	7/1/2017
nWay, Inc.		469,185	939,185	*
Pinnacle Engines, Inc.		761,241	761,241	12/1/2017
Prana Holdings, Inc.		760,747	1,522,747	7/1/2016
Scoot Networks, Inc.		207,540	207,540	3/1/2017
Skully, Inc.		140,784	140,784	7/1/2017
Tribogenics, Inc.		273,900	273,900	9/1/2016
Zeachem		0	2,759,807	*
YPX Cayman Holdings Co. **		40,961	40,961	4/1/2016
Subtotal:	33.3%	$ 14,496,191	$ 18,487,998

Security
Agari Data, Inc.		$ 640,509	$ 640,509	9/1/2017
Guardian Analytics, Inc.		2,153,964	2,153,964	2/1/2019
Subtotal:	6.4%	$ 2,794,473	$ 2,794,473
Software
3Scale, Inc.		$ 513,046	$ 513,046	9/1/2017
Appconomy, Inc.		400,000	1,839,362	*
Atigeo Corporation		1,826,613	1,826,613	9/1/2017
Beanstock Media, Inc. ***		100,000	1,322,744	*
BlazeMeter, Inc. **		610,655	610,655	1/1/2018
ClearPath, Inc.		44,390	44,390	5/1/2016
Clypd, Inc.		215,426	215,426	11/1/2016
Corduro, Inc.		4,712	94,712	*
Encoding.com, Inc.		162,336	162,336	11/1/2016

gloStream, Inc.		747,873	1,047,873	*
Innerworkings, Inc.		0	326,744	*
MediaPlatform, Inc.		55,188	55,188	9/1/2016
Mintigo, Inc.**		937,243	937,243	1/1/2018
Nectar Holdings, Inc.		761,261	761,261	12/1/2017
OrderGroove, Inc.		630,570	630,570	12/1/2017
Palantir Technologies, Inc.		475,780	475,780	4/1/2016
SCVNGR, Inc.		632,677	632,677	10/1/2016
SoundHound, Inc.		1,589,231	1,589,231	5/1/2017
StreetLight Data, Inc.		308,199	308,199	4/1/2017
Workspot, Inc.		53,905	53,905	9/1/2016
ZeroTurnaround USA, Inc.**		1,145,323	1,145,323	6/1/2018
Subtotal:	25.8%	$ 11,214,428	$ 14,593,278

Technology Services
Akademos, Inc.***		$ 514,955	$ 514,955	6/1/2017
Amped, Inc.		901,055	901,055	11/1/2017
Blazent, Inc.		75,260	75,260	5/1/2016
Blue Technologies Limited**		384,843	384,843	6/1/2017
BountyJobs, Inc.		289,430	289,430	10/1/2017
Callisto Media, Inc.		158,381	158,381	9/1/2016
FSA Store, Inc.		729,686	729,686	9/1/2017
Grassroots Unwired, Inc.		13,904	13,904	8/1/2016
Maxi Mobility, Inc.		36,949	36,949	7/1/2016
Rated People, Ltd.**		1,025,952	1,370,952	*
TiqIQ, Inc.		150,393	150,393	7/1/2017
Subtotal:	9.9%	$ 4,280,808	$ 4,625,808

Wireless
Azumio, Inc.		$ 305,883	$ 405,883	*
GPShopper, LLC		274,096	274,096	7/1/2017
InfoReach, Inc.		218,295	218,295	3/1/2017
Kicksend Holdings		31,475	61,474	*
SpiderCloud Wireless, Inc.		3,397,193	3,397,193	7/1/2017
Subtotal:	9.8%	$ 4,226,942	$4,356,941

Total Loan (Cost of $83,119,217)	158.5%	68,911,671	84,919,217

Interest Rate Caps (Cost of $92,000)	0.0%	6,733	92,000

Total Investment (Cost of $83,211,217)	158.5%	$ 68,918,404	$85,011,217

*As of March 31, 2016, loans with a cost basis of $22.0 million and a fair value of $8.7 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems "non-qualifying assets” under section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2016, 8.2% of the Fund’s assets represented non-qualifying assets.

*** Indicates assets that are not senior loans.

As of December 31, 2015, all loans were made to non-affiliates as follows:

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 12/31/15	Value12/31/15	Maturity Date
Computers & Storage
Clustrix, Inc.		$ 1,258,439	$ 1,258,439	5/1/2017
D-Wave Systems, Inc. **		1,003,360	1,003,360	2/1/2017
Gridstore, Inc.		913,030	913,030	6/1/2017
Veloxum, Inc.		0	416,093	*
Subtotal:	5.4%	$ 3,174,829	$ 3,590,922

Enterprise Networking
Apprion, Inc.		$ 147,799	$ 147,799	4/1/2016
Subtotal:	0.3%	$ 147,799	$ 147,799

Internet
CustomMade Ventures Corp.		$ 687,276	$ 687,276	*
DailyFeats, Inc.		18,441	18,441	1/1/2016
Digital Caddies, Inc. **		0	987,584	*
FanBridge, Inc.		453,896	643,896	*
Giddy Apps, Inc.		1,063,297	1,063,297	12/1/2017
Giveforward, Inc.		406,113	406,113	7/1/2017
Grovo Learning, Inc.		522,397	522,397	3/1/2017
HEXAGRAM 49, Inc.		18,716	18,716	1/1/2016
InsideVault, Inc.		259,715	259,715	5/1/2017
Kitsy Lane, Inc.		39,441	169,441	*
Kiwi Crate, Inc.		814,731	814,731	4/1/2018
Lightside Games, Inc.		54,230	127,230	*
Madison Reed, Inc.		1,276,132	1,276,132	6/1/2018
Monetate, Inc.		2,475,198	2,475,198	6/1/2018
Navigating Cancer, Inc.		184,646	184,646	7/1/2016
Osix Corp.		57,340	57,340	10/1/2016
Piryx, Inc.		1,187,196	1,467,196	*
Pixalate, Inc.		227,339	227,339	3/1/2017
Playstudios, Inc.		2,065,680	2,065,680	6/1/2018
Quantcast Corp.		3,404,740	3,404,740	4/1/2017
Quri, Inc.		1,696,743	1,696,743	6/1/2018
Radius Intelligence, Inc.		1,257,560	1,257,560	10/1/2017
Rivet Games, Inc.		63,082	130,082	*
Schooltube, Inc.		0	108,222	*
Schoola, Inc.		102,300	102,300	12/1/2016
Smart Lunches, Inc.		63,640	63,640	6/1/2016
Sociable Labs, Inc.		113,422	113,422	7/1/2016
THECLYMB		870,456	870,456	10/1/2017
Weddington Way, Inc.		306,628	306,628	11/1/2016
WHI, Inc.		1,160,565	1,160,565	7/1/2017

YouDocs Beauty, Inc.***		1,061,305	1,192,024	*
Yourmechanic, Inc.		151,324	151,324	7/1/2017
Subtotal:	37.7%	$ 22,063,549	$ 24,030,073

Medical Devices
AxioMed, Inc.		$ 14,238	$ 1,560,238	*
Blockade Medical, LLC		347,432	347,432	9/1/2017
Hourglass Technology, Inc.		0	872,325	*
MimOSA, Inc.		109,833	209,833	12/1/2016
Redox Medical, Inc.		250,000	3,600,000	*
Subtotal:	1.2%	$ 721,503	$ 6,589,828

Other Healthcare
Cogito Health, Inc.		$ 309,223	$ 309,223	4/1/2017
Health Integrated, Inc.		1,305,577	1,305,577	10/1/2017
HealthEquityLabs, Inc.		949,393	949,393	6/1/2018
Mulberry Health, Inc.		3,436,073	3,436,073	12/1/2017
Physician Software Systems, LLC		321,221	321,221	7/1/2017
Practice Fusion, Inc.		1,604,096	1,604,096	6/1/2016
Project Healthy Living, Inc.		444,667	444,667	10/1/2016
Therapydia, Inc.		352,299	352,299	10/1/2017
Urgent Care Centers of New England, Inc.		3,050,202	3,050,202	9/1/2018
Subtotal:	20.1%	$ 11,772,751	$ 11,772,751

Other Technology
21, Inc.		$ 10,680,985	$ 10,680,985	9/1/2017
Automatic Labs, Inc.		401,358	401,358	12/1/2016
Beeline Bikes, Inc.		89,107	89,107	6/1/2017
Daylight Solutions, Inc.		1,338,564	1,338,564	8/1/2017
eco.logic brands, inc.		375,524	375,524	6/1/2017
General Assembly, Inc.		1,045,212	1,045,212	12/1/2016
InsideTrack, Inc.		906,204	906,204	9/1/2017
LanzaTech New Zealand Ltd.**		2,167,522	2,167,522	7/1/2016
Lumo BodyTech, Inc.		987,135	987,135	12/1/2017
Neuehouse, LLC		2,609,757	2,609,757	7/1/2017
nWay, Inc.		1,049,777	1,049,777	3/1/2018
Pinnacle Engines, Inc.		870,363	870,363	12/1/2017
Prana Holdings, Inc.		2,280,795	2,280,795	7/1/2016
Scoot Networks, Inc.		253,204	253,204	42,795
Skully, Inc.		161,357	161,357	7/1/2017
Sproutling, Inc.		483,241	483,241	1/15/2016
Tribogenics, Inc.		471,201	471,201	9/1/2016
Zeachem		0	3,023,095	*
YPX Cayman Holdings Co. **		177,626	177,626	4/1/2016
Subtotal:	45.0%	$ 26,348,932	$ 29,372,028

Security
Agari Data, Inc.		$ 734,959	$ 734,959	9/1/2017
Guardian Analytics, Inc.		2,124,840	2,124,840	2/1/2019

Uplogix, Inc.		421,843	1,121,843	*
Subtotal:	5.6%	$ 3,281,642	$ 3,981,642

Software
3Scale, Inc.		$ 594,565	$ 594,565	9/1/2017
Appconomy, Inc.		400,000	1,839,362	*
Atigeo Corporation		2,088,385	2,088,385	9/1/2017
Beanstock Media, Inc. ***		85,000	1,322,744	*
BlazeMeter, Inc. **		697,581	697,581	1/1/2018
ClearPath, Inc.		95,856	95,856	5/1/2016
Clypd, Inc.		291,458	291,458	11/1/2016
Corduro, Inc.		12,212	102,212	*
Encoding.com, Inc.		239,707	239,707	11/1/2016
gloStream, Inc.		786,295	1,086,295	*
Innerworkings, Inc.		0	326,744	*
MediaPlatform, Inc.		165,244	165,244	9/1/2016
Mintigo, Inc.**		1,048,984	1,048,984	1/1/2018
Nectar Holdings, Inc.		872,439	872,439	12/1/2017
OrderGroove, Inc.		704,374	704,374	12/1/2017
Palantir Technologies, Inc.		1,865,160	1,865,160	4/1/2016
SCVNGR, Inc.		887,926	887,926	10/1/2016
SoundHound, Inc.		2,026,388	2,026,388	5/1/2017
STG-Impact Holdings Corp.		2,094,582	2,094,582	1/21/2016
StreetLight Data, Inc.		378,297	378,297	4/1/2017
Top Hat Monocle Corp.**		253,954	253,954	7/1/2016
Workspot, Inc.		78,658	78,658	9/1/2016
ZeroTurnaround USA, Inc.**		1,252,981	1,252,981	6/1/2018
Subtotal:	28.9%	$ 16,920,046	$ 20,313,896

Technology Services
Akademos, Inc.***		$ 598,955	$ 598,955	6/1/2017
Amped, Inc.		1,036,377	1,036,377	11/1/2017
BidPal, Inc.		229,075	229,075	7/1/2016
Blazent, Inc.		184,686	184,686	5/1/2016
Blue Technologies Limited**		453,140	453,140	6/1/2017
BountyJobs, Inc.		332,991	332,991	10/1/2017
Callisto Media, Inc.		248,078	248,078	9/1/2016
FSA Store, Inc.		833,766	833,766	9/1/2017
Grassroots Unwired, Inc.		27,182	27,182	8/1/2016
Maxi Mobility, Inc.		63,044	63,044	7/1/2016
Rated People, Ltd.**		1,050,689	1,395,689	*
Stackstorm, Inc.		211,072	211,072	1/1/2018
TiqIQ, Inc.		172,041	172,041	7/1/2017
Subtotal:	9.3%	$ 5,441,096	$ 5,786,096

Wireless
Azumio, Inc.		$ 372,598	$ 472,598	*

GPShopper, LLC		317,990	317,990	7/1/2017
InfoReach, Inc.		264,276	264,276	3/1/2017
Kicksend Holdings		31,476	61,475	*
SpiderCloud Wireless, Inc.		4,147,495	4,147,495	7/1/2017
Subtotal:	8.8%	$5,133,835	$ 5,263,834

Total Loan (Cost of $109,048,869)	162.4%	95,005,982	110,848,869

Interest Rate Caps (Cost of $115,000)	0.0%	25,340	115,000

Total Investment (Cost of $109,163,869)	162.4%	$ 95,031,322	$ 110,963,869

*As of December 31, 2015, loans with a cost basis of $20.9 million and a fair value of $7.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems "non-qualifying assets” under section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 8.3% of the Fund’s assets represented non-qualifying assets.

*** Indicates assets that are not senior loans.

4. FAIR VALUE DISCLOSURES

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2016, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except for that of Akademos, Inc. which is subordinate.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2016 and March 31, 2015, the weighted-average interest rate on the performing loans was 15.46% and 18.97%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three months ended March 31, 2016 and March 31, 2015, the weighted-average interest rate on the cash portion of the interest income was 11.51% and 13.57%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of March 31, 2016 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  These loans are generally secured by assets of the borrowers.  As a result, the Fund is generally subject to credit risk associated with such companies.  As of March 31, 2016 and December 31, 2015, the Fund had unexpired unfunded commitments to borrowers of $0 million and $1.8 million, respectively.

Valuation Hierarchy

Under FASB Accounting Standards Codification (“ASC”) 820-10 Fair Value Measurement, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfer of investments between levels of the fair value hierarchy is recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	3/31/2016	Methodologies	Unobservable Input	Amount/Range
Computer & Storage	$2,616,127	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	20%
		Liquidation	Investment Collateral	$0

Enterprise Networking	$130,533	Liquidation	Investment Collateral	$130,533

Internet	$18,622,154	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0- $1,187,196

Medical Devices	$679,742	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$14,238-$250,000

Other Healthcare	$9,850,273	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	13%

Other Technology	$14,496,191	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$469,185

Security	$2,794,473	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%

Software	$11,214,428	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$747,873

Technology Services	$4,280,808	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$1,025,952

Wireless	$4,226,942	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$31,475- $305,883

Total	$68,911,671

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2015	Methodologies	Unobservable Input	Amount/Range

Computer & Storage	3,174,829	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	20%
		Liquidation	Investment Collateral	$0

Internet	$22,063,549	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $1,187,196

Other Healthcare	11,772,751	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%

Other Technology	26,348,932	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0

Security	3,281,642	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$412,843

Software	$16,920,046	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $786,295

Technology Services	5,441,096	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$1,050,689

Wireless	5,133,835	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$31,476-$372,598

Other (*)	869,302	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$250,000

Total	95,005,982

(*) Other loans are comprised of companies in Enterprise Networking and Medical Device industries.

The following table presents the balances of assets and liabilities as of March 31, 2016 and December 31, 2015 measured at fair value on a recurring basis:

As of March 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*		$—	$68,911,671	$68,911,671
Interest Rate Caps	—	6,733	—	6,733
Cash equivalents	2,939,802	—	—	2,939,802
Total	$2,939,802	$6,733	$68,911,671	$71,858,206

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$95,005,982	$95,005,982
Interest Rate Caps	—	25,340	—	25,340
Cash equivalents	2,646,011	—	—	2,646,011
Total	$2,646,011	$25,340	$95,005,982	$97,677,333

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Schedule of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2016
	Loans	Warrants
Beginning balance	$95,005,982	$—
Acquisitions and originations	—	6,429
Principal reductions	(24,887,561)	—
Distribution to shareholder	—	(6,429)
Net change in unrealized loss from investments	(164,659)	—
Net realized loss from investments	(1,042,091)	—
Ending balance	$68,911,671	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2016	$(1,866,985)

	For the Three Months Ended March 31, 2015
	Loans	Warrants	Stock	Conv. Note
Beginning balance	$227,745,693	$—	$—	$—
Acquisitions and originations	2,112,500	416,950	642,227	250,000
Principal reductions	(40,835,768)	—	—	—
Distribution to shareholder	—	(416,950)	(642,227)	(250,000)
Net change in unrealized loss from investments	(4,522,997)	—	—	—
Net realized loss from investments	(1,018,031)	—	—	—
Ending balance	$183,481,397	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2015	$(6,028,478)

Net change in unrealized loss from investments and Net realized loss from investments are recorded in Net change in unrealized loss from investments and Net realized loss from investments in the Statement of Operations.

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

6.	CAPITAL STOCK

As of March 31, 2016 and December 31, 2015, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2016, was $294.0 million.  Total contributed capital to the Company through March 31, 2016 and December 31, 2015 was $279.3 million, of which $241.5 million was contributed to the Fund.  The remaining $14.7 million in committed capital as of March 31, 2016 expired in June 2015 as the five year anniversary passed. No further capital can be called.

The chart below shows the distributions of the Fund for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Cash distributions	$16,000,000	$22,000,000
Distributions of equity securities	6,429	1,309,177

Total distributions to shareholder	$16,006,429	$23,309,177

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

The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirety on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month repayment plan and a subsequent 18-month amortized repayment plan. The size of the facility was reduced to $84 million on April 15, 2015, $74 million on June 12, 2015, $64 million on July 21, 2015 and $54 million on August 20, 2015 and by $3 million per month from October 23, 2015. The Fund will continue to reduce the facility because of its sufficient cash and cash flow to meet the needs of the unfunded commitments as well as pay expenses without further need to borrow.

Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate loans or LIBOR loans at an annual rate of either LIBOR plus 2.75% or the Reference Rate plus 1.75%. Reference Rate Loan is defined as a Loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one percent (1.0%), and (b) the rate most recently announced by Union Bank, N.A at its corporate headquarters as the “Union Bank, N.A. Reference Rate”. LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate determined by Union Bank, N.A. to be the per annum rate (rounded upward to the nearest one-hundredth of one percent (1/100%)) at which Dollar deposits in immediately available funds and in lawful money of the United States would be offered to Union Bank, N.A., on behalf of Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA, outside of the United States at approximately 11:00 a.m. (LIBOR time) three (3) Business Days before the first day of such LIBOR Loan Period, in an amount approximately equal to the principal amount of, and for a length of time approximately equal to the LIBOR Loan Period for, the LIBOR Loan sought by the Fund. As of March 31, 2016, all of the Fund’s borrowings were based on the LIBOR rate.

The facility revolved for 12 months from September 30, 2014, after that, the Loan Agreement size began to reduce. The Loan Agreement will terminate on March 23, 2017, but can be accelerated under an event of default such as failure by the Fund to make timely interest or principal payments.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. The Fund pays an unused line fee of 0.325% of the total unused commitment amount on a quarterly basis. As of March 31, 2016, the LIBOR rate is as follows:

1 month LIBOR	0.4373%
3 month LIBOR	0.6286%

Bank fees of $280,000 and legal fees of $59,983 were incurred in connection with the renewal of the facility on September 30, 2014. The bank fees and other costs incurred are capitalized and amortized to interest expense on a straight line basis over the expected life of the facility. Fees and costs previously incurred under the facility have been fully amortized.

The facility contains various covenants including financial covenants related to: (i) debt to net worth ratio, (ii) minimum debt service coverage ratio, (iii) interest coverage ratio, (iv) asset coverage, (v) asset coverage under investment company act, (vi) maximum loan loss reserves, and (vii) unfunded commitment ratio. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of March 31, 2016, Management believes that the Fund was in compliance with these covenants.

The following is the summary of the outstanding facility draws as of March 31, 2016:

Roll-Over Date	Amount		Maturity Date	Floating Interest Rate
March 14, 2016	$10,000,000	(*)	April 14, 2016	3.19%
March 14, 2016	$19,600,000		June 14, 2016	3.39%
TOTAL OUTSTANDING	$29,600,000
(*) $4.2 million was paid on April 14, 2016 and the remaining $5.8 million loan amount was subsequently rolled for a 30-day LIBOR loan, which will mature on May 13, 2016.

8. INTEREST RATE CAP AGREEMENT

On September 30, 2014, the Fund has entered into two interest rate cap contracts with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap contract is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. There were not any additional contracts entered into since September 30, 2014. The Fund continues to adjust the notional principal amount as the expected outstanding balance under the debt facility changes. As of March 31, 2016, the notional principal amount was $25.0 million. The Fund paid upfront fees of $230,000 which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 30-day LIBOR. Payments, if necessary are made monthly and will terminate on March 23, 2017. As of March 31, 2016, the 30 day LIBOR rate was 0.4373%.

The average notional amount outstanding was $29.5 million and $72.8 million for the 3 months ended March 31, 2016 and March 31, 2015.

As of March 31, 2016 and December 31, 2015, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	March 31, 2016		December 31, 2015
Derivatives:	Condensed Statement of Assets and Liabilities	Fair Value	Condensed Statement of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$6,733	Interest Rate Caps	$25,340

For the three months ended March 31, 2016 and March 31, 2015 , the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the three months ended	For the three months ended
Derivatives	Condensed Statements of Operations	March 31, 2016	March 31, 2016	March 31, 2015
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$(6,876)	$4,393	$(53,383)

9.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2016 and 2015.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Total return **	1.79%	1.98%

Per share amounts:
Net asset value, beginning of period	$585.05	$1,370.15
Net investment income	21.94	81.12
Net realized and change in unrealized
loss from investments and
hedging activities	(12.03)	(55.94)
Net increase in net assets from operations	9.91	25.18
Distributions of income to shareholder	(11.51)	(70.94)
Return of capital to shareholder	(148.55)	(162.15)

Net asset value, end of period	$434.90	$1,162.24

Net assets, end of period	$43,489,708	$116,223,838

Ratios to average net assets:

Expenses*	6.54%	6.95%
Net investment income*	15.71%	25.19%
Portfolio turnover rate	0%	0%
Average debt outstanding	$34,525,000	$96,925,000
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

Loans are held at fair value as determined by Management, in accordance with the valuation methods described in the valuation of loans section of Note 2 in the Fund's financial statements (Summary of Significant Accounting Policies).  Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for the borrower raising future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan, as well as an evaluation of the general interest rate environment.  The actual value of the loans may differ from Management's estimates, which would affect net change in net assets resulting from operations as well as assets.

Results of Operations - For the three Months Ended March 31, 2016 and 2015

Total investment income for the three months ended March 31, 2016 and 2015 was $3.1 million and $10.3 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The decrease in investment income was due to the decrease in the average loans outstanding from $201.0 million for the three months ended March 31, 2015 to $76.0 million for the three months ended March 31, 2016. This decrease was also because of the decrease in average interest rates from 18.97% for the three months ended March 31, 2015 to 15.46% for the three months ended March 31, 2016. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility of values ascribed to warrants, and new loans funded during the year and early payoffs.

Management fees for the three months ended March 31, 2016 and 2015 were $0.5 million and $1.3 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because assets under management as of March 31, 2016 were lower than assets as of March 31, 2015.

Total interest expense was $0.3 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. Interest expense decreased primarily due to the decreased average borrowings, which decreased from $96.9 million for the three months ended March 31, 2015 to $34.5 million for the three months ended March 31, 2016. These decreases in interest expense is offset by the increase in interest expense percentage from 3.18% for the three months ended March 31, 2015 to 3.94% for the three months ended March 31, 2016.

Total banking and professional fees were $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. The decrease was primarily due to lower accounting and legal fees.

Total other operating expenses were less than $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Net investment income for the three months ended March 31, 2016 and 2015, was $2.2 million and $8.1 million, respectively.

Net realized loss from investments was $1.0 million for the three months ended March 31, 2016 and 2015.

Net change in unrealized loss from investments was $0.2 million and $4.5 million for the three months ended March 31, 2016 and 2015, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net change in unrealized gain (loss) from hedging activities was less than $0.1 million and ($0.1 million) for the three months ended March 31, 2016 and 2015, respectively. The unrealized gain (loss) consists of the unrealized losses from hedging activities. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates, which terminated on September 23, 2014. On September 30, 2014, the Fund entered into interest rate cap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 8 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended March 31, 2016 and 2015 was $1.0 million and $2.5 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $9.91 and $25.18 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources – March 31, 2016 and December 31, 2015

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of March 31, 2016. Committed capital to the Company at March 31, 2016 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital as of March 31, 2016 expired in June 2015 as the five year anniversary passed. No further capital can be called.

The Fund established a secured revolving debt facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA. The facility was extended through March 23, 2017 and the amount available was reduced to $120 million. The size of the facility was further reduced to $36 million and $45 million as of March 31, 2016 and December 31, 2015 respectively. The Fund will continue to reduce the facility because of its limited borrowing base, sufficient cash and cash flow to meet the needs of the unfunded commitments as well as pay expenses without further need to borrow. As of March 31, 2016 and December 31, 2015, the outstanding balance under the facility was $29.6 million and $40.4 million, respectively. Subsequent to the quarter-end, the Fund paid $4.2 million on April 14, 2016 and the outstanding balance under the facility was reduced to $25.4 million.

As of March 31, 2016 and December 31, 2015, 4% and 3%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2016. No loans were disbursed during the three months ended March 31, 2016.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $26.1 million for the same period.  There were no unexpired, unfunded commitments as of March 31, 2016.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2016	$715.4 million	$646.5 million	$68.9 million	—
December 31, 2015	$715.4 million	$620.4 million	$95.0 million	$1.8 million

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

The Fund has adequate cash reserves and approximately $45.1 million in scheduled receivable payments over the next year.  These amounts are sufficient to meet the declining commitment backlog and operational expenses of the Fund over the next year.  Since the Fund is no longer making new commitments, liquidity demands will continue to decrease.  The Fund does not expect to increase its borrowings as the Fund has sufficient cash on hand and from operations to meet the Fund’s foreseeable cash needs.

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of March 31, 2016, the outstanding debt balance was $29.6 million with interest based on a weighted averaged interest rate of 0.57%, for which the Fund had an interest rate cap in place at 0.70% on $25.0 million of outstanding debt, leaving the Fund's maximum exposure to interest rate sensitivity at 0.13% on the $25.0 million capped portion of the debt, which the Manager does not believe is material to the financial statements. Additionally, the Fund has interest rate risk on the $4.6 million uncapped portion of the debt facility.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2015 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through March 31, 2016 which was used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 13, 2016	Date:	May 13, 2016

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.