Form 10-Q
period 2016-06-30
Venture Lending & Leasing VI, Inc.
filed 2016-08-12
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2016
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2016 and December 31, 2015

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2016 and 2015

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2016 and 2015

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2016 and 2015

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30, 2016	December 31, 2015
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $67,182,044 and $109,048,869)	$49,787,497	$95,005,982
Interest Rate Caps (Cost of $69,000 and $115,000)	2,388	25,340
Total Investments (Cost of $67,251,044 and $109,163,869)	49,789,885	95,031,322
Cash and cash equivalents	4,820,274	2,646,011
Other assets	1,240,444	1,963,441

Total assets	55,850,603	99,640,774

LIABILITIES
Borrowings under debt facility	13,600,000	40,400,000
Accrued management fees	349,066	622,755
Accounts payable and other accrued liabilities	45,658	112,819

Total liabilities	13,994,724	41,135,574

NET ASSETS	$41,855,879	$58,505,200

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Unrealized depreciation on investments	(17,461,159)	(14,132,547)
Distribution in excess of net investment income	(182,207,962)	(168,887,253)
Net assets (equivalent to $418.56 and $585.05 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$41,855,879	$58,505,200
Commitments & Contingent Liabilities: Unfunded unexpired commitments (See Note 4)	$—	$1,750,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

INVESTMENT INCOME:
Interest on loans	$2,557,302	$8,523,890	$5,659,930	$18,815,424
Other interest and other income	2,426	1,602	6,148	59,830
Total investment income	2,559,728	8,525,492	5,666,078	18,875,254

EXPENSES:
Management fees	349,066	975,207	809,218	2,260,164
Interest expense	247,114	643,611	587,188	1,414,958
Banking and professional fees	108,216	93,224	196,448	247,789
Other operating expenses	28,474	15,595	53,072	42,550
Total expenses	732,870	1,727,637	1,645,926	3,965,461
Net investment income	1,826,858	6,797,855	4,020,152	14,909,793

Net realized gain (loss) from investments	7,960	(410,929)	(1,034,131)	(1,428,960)
Net change in unrealized loss from investments	(3,187,001)	(4,448,691)	(3,351,660)	(8,971,688)
Net change in unrealized gain (loss) from hedging activities	18,655	1,201	23,048	(52,182)
Net realized and change in unrealized loss from investments and hedging activities	(3,160,386)	(4,858,419)	(4,362,743)	(10,452,830)

Net increase (decrease) in net assets resulting from operations	$(1,333,528)	$1,939,436	$(342,591)	$4,456,963
Net increase (decrease) in net assets resulting from operations per share	$(13.34)	$19.39	$(3.42)	$44.57
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Net increase in net assets resulting from operations:
Net investment income	$4,020,152	$14,909,793
Net realized loss from investments	(1,034,131)	(1,428,960)
Net change in unrealized loss from investments	(3,351,660)	(8,971,688)
Net change in unrealized gain (loss) from hedging activities	23,048	(52,182)

Net increase (decrease) in net assets resulting from operations	(342,591)	4,456,963

Distributions of income to shareholder	(2,986,021)	(13,480,833)
Return of capital to shareholder	(13,320,709)	(40,975,355)
Decrease in capital transactions	(16,306,730)	(54,456,188)

Total decrease in net assets	(16,649,321)	(49,999,225)

Net assets
Beginning of period	58,505,200	137,015,488

End of period (undistributed net investment income of $0 and $0)	$41,855,879	$87,016,263

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(342,591)	$4,456,963
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	1,034,131	1,428,960
Net change in unrealized loss from investments	3,351,660	8,971,688
Net change in unrealized (gain) loss from hedging activities	(23,048)	52,182
Amortization of deferred costs related to borrowing facility	113,997	113,997
Net decrease in other assets	655,000	1,506,357
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(340,850)	(971,585)
Origination of loans	—	(3,362,500)
Principal payments on loans	40,525,964	77,088,757
Acquisition of equity securities	—	(86,967)
Net cash provided by operating activities	44,974,263	89,197,852
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(16,000,000)	(53,000,000)
Repayment of debt facility	(26,800,000)	(38,750,000)
Net cash used in financing activities	(42,800,000)	(91,750,000)
Net increase (decrease) in cash and cash equivalents	2,174,263	(2,552,148)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,646,011	14,006,961
End of period	$4,820,274	$11,454,813
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$563,969	$1,407,939
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$306,730	$1,456,188
Receipt of equity securities as repayment of loans	$306,730	$1,369,221

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2016 are not necessarily indicative of what the results would be for a full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, the financial statements include nonmarketable investments of $49.8 million and $95.0 million, respectively (or 89% and 95% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management also considers the fact that no ready market exists for substantially all of the investments held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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

As of June 30, 2016, loans with a cost basis of $21.7 million and a fair value of $7.2 million, have been classified as non-accrual. As of December 31, 2015, loans with a cost basis of $20.9 million and a fair value of $7.0 million, have been classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2016 and June 30, 2015, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

As of June 30, 2016 and December 31, 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of June 30, 2016 and December 31, 2015, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair values of the borrowings under the debt facility were $13.6 million and $40.4 million, respectively.

Commitment Fees

Unearned income and commitment fees on loans are recognized as additional interest on loans using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above.  If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

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

Tax Status

The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2016, the Fund has met the BDC and RIC requirements.

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

As of June 30, 2016:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$67,182,044	$—	$(17,394,547)	$(17,394,547)	$49,787,497
Interest Rate Caps	69,000	—	(66,612)	(66,612)	2,388

Total	$67,251,044	$—	$(17,461,159)	$(17,461,159)	$49,789,885

As of December 31, 2015:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$109,048,869	$—	$(14,042,887)	$(14,042,887)	$95,005,982
Interest Rate Caps	115,000	—	(89,660)	(89,660)	25,340

Total	$109,163,869	$—	$(14,132,547)	$(14,132,547)	$95,031,322

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

Through June 30, 2016, the Fund had no undistributed earnings. Additionally, for the six months ended June 30, 2016, distributions were made in excess of distributable earnings by $ 13.3 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of June 30, 2016, the Fund had no uncertain tax positions. As of June 30, 2016, the Fund had no capital loss carry forwards.

The Fund's tax years are open to examination by federal tax authorities for the years 2013 and forward and California tax authorities for the years 2012 and forward.

3.	SCHEDULES OF INVESTMENTS

As of June 30, 2016, all loans were made to non-affiliates as follows (unaudited):

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 6/30/2016	Value 6/30/2016	Maturity Date
Computers & Storage
Clustrix, Inc.		$ 765,382	$ 765,382	5/1/2017

D-Wave Systems, Inc. **		630,752	630,752	2/1/2017
HyperGrid, Inc.		631,956	631,956	6/1/2017
Veloxum, Inc.		—	416,093	*
Subtotal:	4.8%	$ 2,028,090	$ 2,444,183

Enterprise Networking
Apprion, Inc.		$ 72,266	$ 144,533	*
Subtotal:	0.2%	$ 72,266	$ 144,533

Internet
CustomMade Ventures Corp.		$ 687,276	$ 687,276	*
Digital Caddies, Inc. **		—	987,584	*
FanBridge, Inc.		453,896	643,896	*
Giddy Apps, Inc.		499,454	999,454	*
Giveforward, Inc.		190,505	358,380	*
Kiwi Crate, Inc.		702,629	702,629	4/1/2018
Lightside Games, Inc.		—	109,230	*
Monetate, Inc.		2,029,245	2,029,245	6/1/2018
Navigating Cancer, Inc.		23,812	23,812	7/1/2016
Osix Corp.		17,882	17,882	10/1/2016
Piryx, Inc.		877,196	1,467,196	*
Pixalate, Inc.		126,755	126,755	3/1/2017
Playstudios, Inc.		1,656,220	1,656,220	6/1/2018
Quantcast Corp.		2,222,597	2,222,597	4/1/2017
Quri, Inc.		1,347,894	1,347,894	6/1/2018
Radius Intelligence, Inc.		950,241	950,241	10/1/2017
Rivet Games, Inc.		21,082	115,082	*
Schooltube, Inc.		—	108,222	*
Schoola, Inc.		54,184	54,184	12/1/2016
Sociable Labs, Inc.		40,513	80,909	*
THECLYMB		775,770	775,770	10/1/2017
Weddington Way, Inc.		67,218	67,218	11/1/2016
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,182,986	1,192,024	*
Subtotal:	34.7%	$ 14,521,354	$ 17,924,699

Medical Devices
AxioMed, Inc.		$ 14,238	$ 1,560,238	*
Blockade Medical, LLC		258,187	258,187	9/1/2017
MimOSA, Inc.		113,001	213,000	6/1/2017
Redox Medical, Inc.		250,000	3,600,000	*
Subtotal:	1.5%	$ 635,426	$ 5,631,425

Other Healthcare
Cogito Corporation		$ 192,818	$ 192,818	4/1/2017
Health Integrated, Inc.		861,901	861,901	10/1/2017
Hi.Q, Inc.		961,435	961,435	6/1/2018
Mulberry Health, Inc.		2,683,524	2,683,524	12/1/2017

Physician Software Systems, LLC		227,382	227,382	7/1/2017
Project Healthy Living, Inc.		196,351	196,351	10/1/2016
Therapydia, Inc.		210,668	210,668	10/1/2017
Urgent Care Centers of New England, Inc.		2,509,394	2,509,394	9/1/2018
Subtotal:	18.7%	$ 7,843,473	$ 7,843,473

Other Technology
21, Inc.		$ 2,524,645	$ 4,564,645	8/1/2019
Automatic Labs, Inc.		198,704	198,704	12/1/2016
Beeline Bikes, Inc.		62,244	62,244	6/1/2017
Daylight Solutions, Inc.		973,659	973,659	8/1/2017
General Assembly, Inc.		540,524	540,524	12/1/2016
InsideTrack, Inc.		640,475	640,475	9/1/2017
LanzaTech New Zealand Ltd.**		188,479	188,479	7/1/2016
Lumo BodyTech, Inc.		765,431	765,431	12/1/2017
Neuehouse, LLC		1,775,619	1,775,619	7/1/2017
nWay, Inc.		252,702	722,702	*
Pinnacle Engines, Inc.		647,330	647,330	12/1/2017
Prana Holdings, Inc.		763,019	1,525,019	3/1/2017
Scoot Networks, Inc.		159,534	159,534	3/1/2017
Skully, Inc.		119,233	119,233	7/1/2017
Tribogenics, Inc.		68,598	68,598	9/1/2016
Zeachem		—	2,759,807	*
Subtotal:	23.1%	$ 9,680,196	$ 15,712,003

Security
Agari Data, Inc.		$ 542,773	$ 542,773	9/1/2017
Guardian Analytics, Inc.		2,184,458	2,184,458	2/1/2019
Subtotal:	6.5%	$ 2,727,231	$ 2,727,231

Software
Appconomy, Inc.		—	$ 1,839,362	*
Atigeo Corporation		1,553,506	1,553,506	9/1/2017
Beanstock Media, Inc.		100,000	1,322,744	*
BlazeMeter, Inc. **		519,961	519,961	1/1/2018
Clypd, Inc.		136,849	136,849	11/1/2016
Corduro, Inc.		7,500	87,212	*
Encoding.com, Inc.		82,372	82,372	11/1/2016
gloStream, Inc.		700,066	1,000,066	*
Innerworkings, Inc.		—	326,744	*
MediaPlatform, Inc.		28,090	28,090	9/1/2016
Mintigo, Inc.**		821,902	821,902	1/1/2018
Nectar Holdings, Inc.		642,834	642,834	12/1/2017
OrderGroove, Inc.		553,088	553,088	12/1/2017
SCVNGR, Inc.		368,052	368,052	10/1/2016
SoundHound, Inc.		1,209,928	1,209,928	5/1/2017
StreetLight Data, Inc.		235,576	235,576	4/1/2017

Workspot, Inc.		27,713	27,713	9/1/2016
ZeroTurnaround USA, Inc.**		1,034,084	1,034,084	6/1/2018
Subtotal:	19.2%	$ 8,021,521	$ 11,790,083

Technology Services
Akademos, Inc.***		$ 426,028	$ 426,028	6/1/2017
Amped, Inc.		768,269	768,269	11/1/2017
Blue Technologies Limited**		313,807	313,807	6/1/2017
BountyJobs, Inc.		244,171	244,171	10/1/2017
Callisto Media, Inc.		51,204	51,204	9/1/2016
FSA Store, Inc.		622,498	622,498	9/1/2017
Grassroots Unwired, Inc.		4,719	4,719	8/1/2016
Maxi Mobility, Inc.		9,476	9,476	7/1/2016
Rated People, Ltd.**		1,001,214	1,346,214	*
TiqIQ, Inc.		127,971	127,971	7/1/2017
Subtotal:	8.5%	$ 3,569,357	$ 3,914,357

Wireless
Azumio, Inc.		$ 289,689	$ 389,689	*
GPShopper, LLC		228,440	228,440	7/1/2017
Kicksend Holdings		—	61,474	*
InfoReach, Inc.		170,454	170,454	3/1/2017
Subtotal:	1.7%	$ 688,583	$850,057

Total Loan (Cost of $67,182,044):	119.0%	49,787,497	68,982,044
Interest Rate Caps (Cost of $69,000)	0.0%	2,388	69,000

Total Investment (Cost of $67,251,044)	119.0%	$ 49,789,885	$69,051,044

*As of June 30, 2016, loans with a cost basis of $21.7 million and a fair value of $7.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems "non-qualifying assets” under section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2016, 8.3% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).

*** Indicates assets that are not senior loans.

As of December 31, 2015, all loans were made to non-affiliates as follows:

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 12/31/15	Value12/31/15	Maturity Date
Computers & Storage
Clustrix, Inc.		$ 1,258,439	$ 1,258,439	5/1/2017
D-Wave Systems, Inc. **		1,003,360	1,003,360	2/1/2017
Gridstore, Inc.		913,030	913,030	6/1/2017
Veloxum, Inc.		—	416,093	*
Subtotal:	5.4%	$ 3,174,829	$ 3,590,922

Enterprise Networking
Apprion, Inc.		$ 147,799	$ 147,799	4/1/2016
Subtotal:	0.3%	$ 147,799	$ 147,799

Internet
CustomMade Ventures Corp.		$ 687,276	$ 687,276	*
DailyFeats, Inc.		18,441	18,441	1/1/2016
Digital Caddies, Inc. **		—	987,584	*
FanBridge, Inc.		453,896	643,896	*
Giddy Apps, Inc.		1,063,297	1,063,297	12/1/2017
Giveforward, Inc.		406,113	406,113	7/1/2017
Grovo Learning, Inc.		522,397	522,397	3/1/2017
HEXAGRAM 49, Inc.		18,716	18,716	1/1/2016
InsideVault, Inc.		259,715	259,715	5/1/2017
Kitsy Lane, Inc.		39,441	169,441	*
Kiwi Crate, Inc.		814,731	814,731	4/1/2018
Lightside Games, Inc.		54,230	127,230	*
Madison Reed, Inc.		1,276,132	1,276,132	6/1/2018
Monetate, Inc.		2,475,198	2,475,198	6/1/2018
Navigating Cancer, Inc.		184,646	184,646	7/1/2016
Osix Corp.		57,340	57,340	10/1/2016
Piryx, Inc.		1,187,196	1,467,196	*
Pixalate, Inc.		227,339	227,339	3/1/2017
Playstudios, Inc.		2,065,680	2,065,680	6/1/2018
Quantcast Corp.		3,404,740	3,404,740	4/1/2017
Quri, Inc.		1,696,743	1,696,743	6/1/2018
Radius Intelligence, Inc.		1,257,560	1,257,560	10/1/2017
Rivet Games, Inc.		63,082	130,082	*
Schooltube, Inc.		—	108,222	*
Schoola, Inc.		102,300	102,300	12/1/2016
Smart Lunches, Inc.		63,640	63,640	6/1/2016
Sociable Labs, Inc.		113,422	113,422	7/1/2016
THECLYMB		870,456	870,456	10/1/2017
Weddington Way, Inc.		306,628	306,628	11/1/2016
WHI, Inc.		1,160,565	1,160,565	7/1/2017
YouDocs Beauty, Inc.***		1,061,305	1,192,024	*
Yourmechanic, Inc.		151,324	151,324	7/1/2017
Subtotal:	37.7%	$ 22,063,549	$ 24,030,073

Medical Devices
AxioMed, Inc.		$ 14,238	$ 1,560,238	*
Blockade Medical, LLC		347,432	347,432	9/1/2017
Hourglass Technology, Inc.		—	872,325	*
MimOSA, Inc.		109,833	209,833	12/1/2016
Redox Medical, Inc.		250,000	3,600,000	*
Subtotal:	1.2%	$ 721,503	$ 6,589,828

Other Healthcare
Cogito Health, Inc.		$ 309,223	$ 309,223	4/1/2017
Health Integrated, Inc.		1,305,577	1,305,577	10/1/2017
HealthEquityLabs, Inc.		949,393	949,393	6/1/2018
Mulberry Health, Inc.		3,436,073	3,436,073	12/1/2017
Physician Software Systems, LLC		321,221	321,221	7/1/2017
Practice Fusion, Inc.		1,604,096	1,604,096	6/1/2016
Project Healthy Living, Inc.		444,667	444,667	10/1/2016
Therapydia, Inc.		352,299	352,299	10/1/2017
Urgent Care Centers of New England, Inc.		3,050,202	3,050,202	9/1/2018
Subtotal:	20.1%	$ 11,772,751	$ 11,772,751

Other Technology
21, Inc.		$ 10,680,985	$ 10,680,985	9/1/2017
Automatic Labs, Inc.		401,358	401,358	12/1/2016
Beeline Bikes, Inc.		89,107	89,107	6/1/2017
Daylight Solutions, Inc.		1,338,564	1,338,564	8/1/2017
eco.logic brands, inc.		375,524	375,524	6/1/2017
General Assembly, Inc.		1,045,212	1,045,212	12/1/2016
InsideTrack, Inc.		906,204	906,204	9/1/2017
LanzaTech New Zealand Ltd.**		2,167,522	2,167,522	7/1/2016
Lumo BodyTech, Inc.		987,135	987,135	12/1/2017
Neuehouse, LLC		2,609,757	2,609,757	7/1/2017
nWay, Inc.		1,049,777	1,049,777	3/1/2018
Pinnacle Engines, Inc.		870,363	870,363	12/1/2017
Prana Holdings, Inc.		2,280,795	2,280,795	7/1/2016
Scoot Networks, Inc.		253,204	253,204	3/1/2017
Skully, Inc.		161,357	161,357	7/1/2017
Sproutling, Inc.		483,241	483,241	1/15/2016
Tribogenics, Inc.		471,201	471,201	9/1/2016
Zeachem		—	3,023,095	*
YPX Cayman Holdings Co. **		177,626	177,626	4/1/2016
Subtotal:	45.0%	$ 26,348,932	$ 29,372,028

Security
Agari Data, Inc.		$ 734,959	$ 734,959	9/1/2017
Guardian Analytics, Inc.		2,124,840	2,124,840	2/1/2019
Uplogix, Inc.		421,843	1,121,843	*
Subtotal:	5.6%	$ 3,281,642	$ 3,981,642

Software
3Scale, Inc.		$ 594,565	$ 594,565	9/1/2017
Appconomy, Inc.		400,000	1,839,362	*
Atigeo Corporation		2,088,385	2,088,385	9/1/2017
Beanstock Media, Inc. ***		85,000	1,322,744	*
BlazeMeter, Inc. **		697,581	697,581	1/1/2018
ClearPath, Inc.		95,856	95,856	5/1/2016
Clypd, Inc.		291,458	291,458	11/1/2016
Corduro, Inc.		12,212	102,212	*
Encoding.com, Inc.		239,707	239,707	11/1/2016
gloStream, Inc.		786,295	1,086,295	*
Innerworkings, Inc.		—	326,744	*
MediaPlatform, Inc.		165,244	165,244	9/1/2016
Mintigo, Inc.**		1,048,984	1,048,984	1/1/2018
Nectar Holdings, Inc.		872,439	872,439	12/1/2017
OrderGroove, Inc.		704,374	704,374	12/1/2017
Palantir Technologies, Inc.		1,865,160	1,865,160	4/1/2016
SCVNGR, Inc.		887,926	887,926	10/1/2016
SoundHound, Inc.		2,026,388	2,026,388	5/1/2017
STG-Impact Holdings Corp.		2,094,582	2,094,582	1/21/2016
StreetLight Data, Inc.		378,297	378,297	4/1/2017
Top Hat Monocle Corp.**		253,954	253,954	7/1/2016
Workspot, Inc.		78,658	78,658	9/1/2016
ZeroTurnaround USA, Inc.**		1,252,981	1,252,981	6/1/2018
Subtotal:	28.9%	$ 16,920,046	$ 20,313,896

Technology Services
Akademos, Inc.***		$ 598,955	$ 598,955	6/1/2017
Amped, Inc.		1,036,377	1,036,377	11/1/2017
BidPal, Inc.		229,075	229,075	7/1/2016
Blazent, Inc.		184,686	184,686	5/1/2016
Blue Technologies Limited**		453,140	453,140	6/1/2017
BountyJobs, Inc.		332,991	332,991	10/1/2017
Callisto Media, Inc.		248,078	248,078	9/1/2016
FSA Store, Inc.		833,766	833,766	9/1/2017
Grassroots Unwired, Inc.		27,182	27,182	8/1/2016
Maxi Mobility, Inc.		63,044	63,044	7/1/2016
Rated People, Ltd.**		1,050,689	1,395,689	*
Stackstorm, Inc.		211,072	211,072	1/1/2018
TiqIQ, Inc.		172,041	172,041	7/1/2017
Subtotal:	9.3%	$ 5,441,096	$ 5,786,096

Wireless
Azumio, Inc.		$ 372,598	$ 472,598	*
GPShopper, LLC		317,990	317,990	7/1/2017
InfoReach, Inc.		264,276	264,276	3/1/2017

Kicksend Holdings		31,476	61,475	*
SpiderCloud Wireless, Inc.		4,147,495	4,147,495	7/1/2017
Subtotal:	8.8%	$5,133,835	$ 5,263,834

Total Loan (Cost of $109,048,869)	162.4%	95,005,982	110,848,869

Interest Rate Caps (Cost of $115,000)	0.0%	25,340	115,000

Total Investment (Cost of $109,163,869)	162.4%	$ 95,031,322	$ 110,963,869

*As of December 31, 2015, loans with a cost basis of $20.9 million and a fair value of $7.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems "non-qualifying assets” under section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2015, 8.3% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).

*** Indicates assets that are not senior loans.

4. FAIR VALUE DISCLOSURES

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2016, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors except for that of Akademos, Inc. which is subordinate.

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

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended June 30, 2016 and June 30, 2015, the weighted-average interest rate on the performing loans was 19.64% and 21.58%, respectively. For the six months ended June 30, 2016 and June 30, 2015, the weighted-average interest rate on the performing loans was 17.01% and 20.07%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three months ended June 30, 2016 and June 30, 2015, the weighted-average interest rate on the cash portion of the interest income was 14.32% and 16.73%, respectively. For the six months ended June 30, 2016 and June 30, 2015, the weighted-average interest rate on the cash portion of the interest income was 12.50% and 15.36%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value adjustment made to the individual loans. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

All loans as of June 30, 2016 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund.

As of June 30, 2016 and December 31, 2015, the Fund had unexpired unfunded commitments to borrowers of $0 million and $1.8 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	6/30/2016	Methodologies	Unobservable Input	Amount/Range
Computer & Storage	$2,028,090	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	20%
		Liquidation	Investment Collateral	$0

Enterprise Networking	$72,266	Liquidation	Investment Collateral	$72,266

Internet	$14,521,354	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $1,182,986

Medical Devices	$635,426	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$14,238-$250,000

Other Healthcare	$7,843,473	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	13%

Other Technology	$9,680,196	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	20%
		Liquidation	Investment Collateral	$0-$252,702

Security	$2,727,231	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%

Software	$8,021,521	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$700,066

Technology Services	$3,569,357	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$1,001,214

Wireless	$688,583	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $289,689

Total	$49,787,497

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2015	Methodologies	Unobservable Input	Amount/Range

Computer & Storage	3,174,829	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	20%
		Liquidation	Investment Collateral	$0

Internet	$22,063,549	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $1,187,196

Other Healthcare	11,772,751	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%

Other Technology	26,348,932	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0

Security	3,281,642	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$412,843

Software	$16,920,046	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $786,295

Technology Services	5,441,096	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$1,050,689

Wireless	5,133,835	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$31,476-$372,598

Other (*)	869,302	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$250,000

Total	95,005,982

(*) Other loans are comprised of companies in Enterprise Networking and Medical Device industries.

The following table presents the balances of assets as of June 30, 2016 and December 31, 2015 measured at fair value on a recurring basis:

As of June 30, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$49,787,497	$49,787,497
Interest Rate Caps	—	2,388	—	2,388
Cash equivalents	4,820,274	—	—	4,820,274
Total	$4,820,274	$2,388	$49,787,497	$54,610,159

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$95,005,982	$95,005,982
Interest Rate Caps	—	25,340	—	25,340
Cash equivalents	2,646,011	—	—	2,646,011
Total	$2,646,011	$25,340	$95,005,982	$97,677,333

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2016				For the Six Months Ended June 30, 2016
	Loans	Warrants	Stock	Conv. Note	Loans	Warrants	Stock	Conv. Note
Beginning balance	$68,911,671	$—	$—	$—	$95,005,982	$—	$—	$—
Acquisitions and originations	—	23,743	193,151	83,407	—	30,172	193,151	83,407
Principal reductions	(15,945,133)	—	—	—	(40,832,694)	—	—	—
Distribution to shareholder		(23,743)	(193,151)	(83,407)	—	(30,172)	(193,151)	(83,407)
Net change in unrealized loss from investments	(3,187,001)	—	—	—	(3,351,660)	—	—	—
Net realized loss from investments	7,960	—	—	—	(1,034,131)	—	—	—
Ending balance	$49,787,497	$—	$—	$—	$49,787,497	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2016	$(3,187,001)				$(5,053,986)

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
	Loans	Warrants	Loans	Warrants	Stock	Conv. Note
Beginning balance	$183,481,397	$—	$227,745,693	$—	$—	$—
Acquisitions and originations	1,250,000	147,011	3,362,500	563,961	642,227	250,000
Principal reductions	(37,622,210)	—	(78,457,978)	—	—	—
Distribution to shareholder		(147,011)	—	(563,961)	(642,227)	(250,000)
Net change in unrealized loss from investments	(4,448,691)	—	(8,971,688)	—	—	—
Net realized loss from investments	(410,929)	—	(1,428,960)	—	—	—
Ending balance	$142,249,567	$—	$142,249,567	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2015	$(4,925,000)		$(10,980,478)

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

As of June 30, 2016 and December 31, 2015, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2016, was $294.0 million.  Total contributed capital to the Company through June 30, 2016 and December 31, 2015 was $279.3 million, of which $241.5 million was contributed to the Fund.  The remaining $14.7 million in committed capital as of June 30, 2016 expired in June 2015 as the five year anniversary passed. No further capital can be called.

The chart below shows the distributions of the Fund for the six months ended June 30, 2016 and 2015.

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Cash distributions	$16,000,000	$53,000,000
Distributions of equity securities	306,730	1,456,188

Total distributions to shareholder	$16,306,730	$54,456,188

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

The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirety on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month repayment plan and a subsequent 18-month amortized repayment plan. The size of the facility was reduced to $84 million on April 15, 2015, $74 million on June 12, 2015, $64 million on July 21, 2015 and $54 million on August 20, 2015, and by $3 million per month from October 23, 2015 to April 23, 2016, by $10 million on May 18, 2016, by $2.1 million on May 23, 2016 and June 23, 2016. The facility was paid off and the Fund terminated the facility on August 5, 2016.

Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate loans or LIBOR loans at an annual rate of either LIBOR plus 2.75% or the Reference Rate plus 1.75%. Reference Rate Loan is defined as a Loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one percent (1.0%), and (b) the rate most recently announced by Union Bank, N.A at its corporate headquarters as the “Union Bank, N.A. Reference Rate”. LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate determined by Union Bank, N.A. to be the per annum rate (rounded upward to the nearest one-hundredth of one percent (1/100%)) at which Dollar deposits in immediately available funds and in lawful money of the United States would be offered to Union Bank, N.A., on behalf of Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA, outside of the United States at approximately 11:00 a.m. (LIBOR time) three (3) Business Days before the first day of such LIBOR Loan Period, in an amount approximately equal to the principal amount of, and for a length of time approximately equal to the LIBOR Loan Period for, the LIBOR Loan sought by the Fund. As of June 30, 2016, all of the Fund’s borrowings were based on the LIBOR rate.

Borrowings under the facility are collateralized by receivables under loans advanced by the Fund with assignment to the financial institution, plus other assets of the Fund. The Fund pays an unused line fee of 0.325% of the total unused commitment amount on a quarterly basis. As of June 30, 2016, the LIBOR rate is as follows:

1 month LIBOR	0.4651%
3 month LIBOR	0.6541%

Bank fees of $280,000 and legal fees of $59,983 were incurred in connection with the renewal of the facility on September 30, 2014. The bank fees and other costs incurred are capitalized and amortized to interest expense on a straight line basis over the expected life of the facility. Fees and costs previously incurred under the facility have been fully amortized.

The following is the summary of the outstanding facility draws as of June 30, 2016:

Roll-Over Date	Amount		Maturity Date	All-In Interest Rate **
June 14, 2016	$13,600,000	*	July 14, 2016	3.20%
TOTAL OUTSTANDING	$13,600,000
* $9.3 million was paid on July 14, 2016 and the remaining $4.3 million loan amount was subsequently paid off on August 5, 2016.
** Inclusive of 2.75% applicable LIBOR margin plus LIBOR rate.

8. INTEREST RATE CAP AGREEMENT

On September 30, 2014, the Fund has entered into two interest rate cap contracts with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap contract is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. There were not any additional contracts entered into since September 30, 2014. The notional principal amount decreases as the expected outstanding balance under the debt facility decreases. As of June 30, 2016, the notional principal amount was $18.0 million. The Fund paid upfront fees of $230,000 which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 30-day LIBOR. Payments, if necessary are made monthly and will terminate on March 23, 2017. As of June 30, 2016, the 30 day LIBOR rate was 0.4651%.

The average notional amount outstanding was $21.3 million and $59.0 million for the three months ended June 30, 2016 and June 30, 2015. The average notional amount outstanding was $25.4 million and $66.3 million for the six months ended June 30, 2016 and June 30, 2015.

As of June 30, 2016 and December 31, 2015, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	June 30, 2016		December 31, 2015
Derivatives:	Condensed Statement of Assets and Liabilities	Fair Value	Condensed Statement of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$2,388	Interest Rate Caps	$25,340

For the three and six months ended June 30, 2016 and June 30, 2015, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the three months ended		For the six months ended
Derivatives	Condensed Statements of Operations	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate cap agreement	Net change in unrealized loss from hedging activities	$18,655	$1,201	$23,048	$(52,182)

9.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and six months ended June 30, 2016 and 2015.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Total return **	(3.07)%	1.95%	(1.33)%	3.97%

Per share amounts:
Net asset value, beginning of period	$434.90	$1,162.24	$585.05	$1,370.15
Net investment income	18.27	67.98	40.21	149.11
Net realized and change in unrealized
loss from investments and
hedging activities	(31.61)	(48.59)	(43.63)	(104.54)
Net increase (decrease) in net assets	(13.34)	19.39	(3.42)	44.57
from operations
Distributions of income to shareholder	(18.35)	(63.87)	(29.86)	(134.81)
Return of capital to shareholder	15.35	(247.60)	(133.21)	(409.75)

Net asset value, end of period	$418.56	$870.16	$418.56	$870.16

Net assets, end of period	$41,855,879	$87,016,263	$41,855,879	$87,016,263

Ratios to average net assets:

Expenses*	6.74%	6.85%	6.63%	6.91%
Net investment income*	16.81%	26.94%	16.19%	25.98%
Portfolio turnover rate	0%	0%	0%	0%
Average debt outstanding	$22,050,000	$77,425,000	$28,100,000	$87,100,000
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

Transactions with Venture Lending & Leasing V, Inc. (“Fund V”)

The Manager also served as investment manager for Fund V, which was dissolved on August 6, 2014 and no longer funded any commitments. However, prior to the dissolution of Fund V, the Fund's Board of Directors determined that so long as Fund V has capital available to invest in loan transactions with final maturities earlier than December 31, 2015 (the date on which Fund V was planned to be dissolved), the Fund will invest in each portfolio company in which Fund V invests (“Investments”). Initially the amount of each Investment was allocated 50% to the Fund and 50% to Fund V so long as Fund V had capital available to invest. After February 2011, Fund V was no longer permitted to enter into new commitments to borrowers. The Fund commenced its investment period on June 29, 2010 and after June 29, 2014, the Fund was no longer permitted to enter into new commitments to borrowers; and all commitments have expired.

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII. The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved), the Fund had invested in each portfolio company in which Fund VII invested (“Investments”). Initially the amount of each Investment had been allocated 50% to the Fund and 50% to Fund VII so long as the Fund has capital available to invest. The Fund commenced its investment period on June 29, 2010 and after June 29, 2014, the Fund was no longer permitted to enter into new commitments to borrowers; and all commitments have expired.

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

Results of Operations - For the Three and Six Months Ended June 30, 2016 and 2015

Total investment income for the three months ended June 30, 2016 and 2015 was $2.6 million and $8.5 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the six months ended June 30, 2016 and 2015 was $5.7 million and $18.9 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The decrease in investment income was due to the decrease in the average loans outstanding from $157.3 million for the three months ended June 30, 2015 to $52.1 million for the three months ended June 30, 2016 and from $179.6 million for the six months ended June 30, 2015 to $64.6 million for the six months ended June 30, 2016. This decrease was also because of the decrease in average interest rates from 21.58% for the three months ended June 30, 2015 to 19.64% for the three months ended June 30, 2016 and from 20.07% for the six months ended June 30, 2015 to 17.01% for the six months ended June 30, 2016. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including volatility of values ascribed to warrants, and new loans funded during the year and early payoffs.

Management fees for the three months ended June 30, 2016 and 2015 were $0.3 million and $1.0 million, respectively. Management fees for the six months ended June 30, 2016 and 2015 were $0.8 million and $2.3 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because assets under management as of June 30, 2016 were lower than assets as of June 30, 2015.

Total interest expense was $0.2 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. Total interest expense was $0.6 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively. Interest expense decreased primarily due to the decreased average borrowings, which decreased from $77.4 million for the three months ended June 30, 2015 to $22.0 million for the three months ended June 30, 2016 and from $87.1 million for the six months ended June 30, 2015 to $28.1 million for the six months ended June 30, 2016. These decreases in interest expense is offset by the rise in interest expense percentage from 3.33% for the three months ended June 30, 2015 to 4.48% for the three months ended June 30, 2016, and from 3.25% for the six months ended June 30, 2015 to 4.18% for the six months ended June 30, 2016.

Total banking and professional fees were $0.1 million for the three months ended June 30, 2016 and 2015, respectively. Total banking and professional fees were $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. The decrease was primarily due to lower accounting and legal fees.

Total other operating expenses were less than $0.1 million for the three months ended June 30, 2016 and 2015. Total other operating expenses were less than $0.1 million for the six months ended June 30, 2016 and 2015.

Net investment income for the three months ended June 30, 2016 and 2015, was $1.8 million and $6.8 million, respectively. Net investment income for the six months ended June 30, 2016 and 2015, was $4.0 million and $14.9 million, respectively

Net realized gain (loss) from investments was less than $0.1 million and ($0.4 million) for the three months ended June 30, 2016 and 2015, respectively. Net realized loss from investments was $1.0 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

Net change in unrealized loss from investments was $3.2 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively. Net change in unrealized loss from investments was $3.4 million and $9.0 million for the six months ended June 30, 2016 and 2015, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net change in unrealized gain from hedging activities was less than $0.1 million for the three months ended June 30, 2016 and 2015. Net change in unrealized gain (loss) from hedging activities was less than $0.1 million and ($0.1 million) for the six months ended June 30, 2016 and 2015, respectively. The unrealized gain (loss) consists of the unrealized losses from hedging activities. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates, which terminated on September 23, 2014. On September 30, 2014, the Fund entered into interest rate cap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 8 in the Fund's financial statements).

Net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2016 and 2015 was $(1.3) million and $1.9 million, respectively. Net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2016 and 2015 was $(0.3) million and $4.5 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $(13.34) and $19.39 for the three months ended June 30, 2016 and 2015, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $(3.42) and $44.57 for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources – June 30, 2016 and December 31, 2015

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of June 30, 2016. Committed capital to the Company at June 30, 2016 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital as of June 30, 2016 expired in June 2015 as the five year anniversary passed. No further capital can be called.

The Fund established a secured revolving debt facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA. The facility was extended through March 23, 2017 and the amount available was reduced to $120 million. The size of the facility was further reduced to $19 million and $45 million as of June 30, 2016 and December 31, 2015 respectively. The Fund continued to reduce the facility because of borrowing base limits. As of June 30, 2016 and December 31, 2015, the outstanding balance under the facility was $13.6 million and $40.4 million, respectively. Subsequent to the quarter-end, the Fund paid off and terminated the facility effective August 5, 2016.

As of June 30, 2016 and December 31, 2015, 9% and 3%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2016. No loans were disbursed during the six months ended June 30, 2016.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $45.2 million for the same period.  There were no unexpired, unfunded commitments as of June 30, 2016.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2016	$715.4 million	$665.6 million	$49.8 million	—
December 31, 2015	$715.4 million	$620.4 million	$95.0 million	$1.8 million

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

The Fund has adequate cash reserves and approximately $35.6 million in scheduled receivable payments over the next year.  These amounts are sufficient for operational expenses of the Fund over the next year.  Since the Fund is no longer making new commitments, liquidity demands will continue to decrease.

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

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of June 30, 2016, the outstanding debt balance was $13.6 million with interest based on a LIBOR interest rate of 0.45%, for which the Fund had an interest rate cap in place at 0.70% on a balance of $18.0 million.

Because all of the Fund’s loans have a fixed interest rate upon funding, changes in interest rates will not directly affect interest income with regard to the portfolio of loans as of June 30, 2016, but could potentially change the Fund’s ability to engage in investment activities. Changes in interest rates could also affect interest on the Funds short-term investments and realized gain (loss) from hedging.

Based on the Fund’s Condensed Statement of Assets and Liabilities as of June 30, 2016, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments and cash balances.

Effect of Interest rate change by	Other Interest and Other Income	Total Income
(0.5)%	$(24,101)	$(24,101)
1.0%	48,203	48,203
2.0%	96,405	96,405
3.0%	144,608	144,608
4.0%	192,811	192,811
5.0%	$241,014	$241,014

Additionally, a change in the interest rate may affect the value of the interest rate cap and Net Change in Unrealized Gain (Loss) from hedging activities.  The amount of any such effect will be contingent upon market expectations for future interest rate changes.  Any increases in expected future rates will increase the value of the interest rate cap while any rate decreases will decrease the value.

Because the Fund paid off its loan facility subsequent to June 30, 2016 and does not plan to borrow in the future, a significant change in market interest rates will not have a material effect on the Fund’s interest expense

Although we believe that the foregoing analysis is indicative of the Fund’s sensitivity to interest rate changes, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2015 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the six months ended June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through June 30, 2016 which was used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 12, 2016	Date:	August 12, 2016

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.