Form 10-Q
period 2016-09-30
Venture Lending & Leasing VI, Inc.
filed 2016-11-14
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]   No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2016
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2016 and December 31, 2015

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2016 and 2015

Condensed Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2016 and 2015

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2016 and 2015

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $49,430,986 and $109,048,869)	$35,640,552	$95,005,982
Interest Rate Caps (Cost of $46,000 and $115,000)	1,226	25,340
Total Investments (Cost of $49,476,986 and $109,163,869)	35,641,778	95,031,322
Cash and cash equivalents	1,460,454	2,646,011
Other assets	882,827	1,963,441

Total assets	37,985,059	99,640,774

LIABILITIES
Borrowings under debt facility	—	40,400,000
Accrued management fees	237,407	622,755
Accounts payable and other accrued liabilities	22,557	112,819

Total liabilities	259,964	41,135,574

NET ASSETS	$37,725,095	$58,505,200

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Unrealized depreciation on investments	(13,835,208)	(14,132,547)
Distribution in excess of net investment income	(189,964,697)	(168,887,253)
Net assets (equivalent to $377.25 and $585.05 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$37,725,095	$58,505,200
Commitments & Contingent Liabilities: Unfunded unexpired commitments (See Note 4)	$—	$1,750,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

INVESTMENT INCOME:
Interest on loans	$1,620,261	$5,029,170	$7,280,191	$23,844,594
Other interest and other income	1,572	248	7,720	60,078
Total investment income	1,621,833	5,029,418	7,287,911	23,904,672

EXPENSES:
Management fees	237,406	780,587	1,046,624	3,040,751
Interest expense	152,318	503,878	739,506	1,918,836
Banking and professional fees	76,779	91,218	273,227	339,007
Other operating expenses	26,322	29,465	79,394	72,015
Total expenses	492,825	1,405,148	2,138,751	5,370,609
Net investment income	1,129,008	3,624,270	5,149,160	18,534,063

Net realized loss from investments	(3,934,382)	(2,679,239)	(4,968,513)	(4,108,199)
Net change in unrealized gain (loss) from investments	3,604,113	2,331,181	252,453	(6,640,507)
Net change in unrealized gain (loss) from hedging activities	21,838	(6,876)	44,886	(59,058)
Net realized and change in unrealized loss from investments and hedging activities	(308,431)	(354,934)	(4,671,174)	(10,807,764)

Net increase in net assets resulting from operations	$820,577	$3,269,336	$477,986	$7,726,299
Net increase in net assets resulting from operations per share	$8.21	$32.69	$4.78	$77.26
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Net increase in net assets resulting from operations:
Net investment income	$5,149,160	$18,534,063
Net realized loss from investments	(4,968,513)	(4,108,199)
Net change in unrealized gain (loss) from investments	252,453	(6,640,507)
Net change in unrealized gain (loss) from hedging activities	44,886	(59,058)

Net increase in net assets resulting from operations	477,986	7,726,299

Distributions of income to shareholder	(180,647)	(14,425,864)
Return of capital to shareholder	(21,077,444)	(58,350,066)
Decrease in capital transactions	(21,258,091)	(72,775,930)

Total decrease in net assets	(20,780,105)	(65,049,631)

Net assets
Beginning of period	58,505,200	137,015,488

End of period (undistributed net investment income of $0 and $0)	$37,725,095	$71,965,857

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$477,986	$7,726,299
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	4,968,513	4,108,199
Net change in unrealized (gain) loss from investments	(252,453)	6,640,507
Net change in unrealized (gain) loss from hedging activities	(44,886)	59,058
Amortization of deferred costs related to borrowing facility	238,992	170,995
Net decrease in other assets	910,622	1,520,025
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(475,610)	(1,160,372)
Origination of loans	—	(3,362,500)
Principal payments on loans	53,091,279	100,728,644
Acquisition of equity securities	—	(86,967)
Net cash provided by operating activities	58,914,443	116,343,888
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(19,700,000)	(71,000,000)
Repayment of debt facility	(40,400,000)	(54,650,000)
Net cash used in financing activities	(60,100,000)	(125,650,000)
Net decrease in cash and cash equivalents	(1,185,557)	(9,306,112)
CASH AND CASH EQUIVALENTS:
Beginning of period	2,646,011	14,006,961
End of period	$1,460,454	$4,700,849
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$638,673	$1,897,512
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$1,558,091	$1,775,930
Receipt of equity securities as repayment of loans	$1,558,091	$1,688,963

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying interim condensed financial statements (hereafter as referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2016 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Investment Valuation Procedures

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

As of September 30, 2016 and December 31, 2015, the financial statements include nonmarketable investments of $35.6 million and $95.0 million, respectively (or 94% and 95% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the portfolio company is delinquent for three months on its monthly loan payment or ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the loans.

If a borrower of a non-accrual loan resumes making regular payments and is deemed by Management to have the ability to service the loan on a sustainable basis, the loan is re-classified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

As of September 30, 2016, loans with a cost basis of $21.1 million and a fair value of $7.4 million, have been classified as non-accrual. As of December 31, 2015, loans with a cost basis of $20.9 million and a fair value of $7.0 million, have been classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the nine months ended September 30, 2016 and September 30, 2015, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

Other Assets and Liabilities

As of September 30, 2016 and December 31, 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.
As of December 31, 2015, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $40.4 million. No borrowings were outstanding as of September 30, 2016.

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

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility have been amortized over the estimated life of the facility, which was originally determined to be until January 2014. Starting in October 2011, the estimated life of the facility changed to September 2014. The debt facility was extended again on September 23, 2014 and then on September 30, 2014, it was amended, restated and renewed through March 23, 2017. Deferred bank fees and costs associated with the renewal of the debt facility are being amortized over the estimated life of the renewed facility. They were fully amortized on August 5, 2016 when the debt facility was terminated. The deferred bank fees are included in Other Assets in the Condensed Statements of Assets and Liabilities. The amortization of these costs was recorded as interest expense in the Condensed Statements of Operations (see Note 7).

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

Tax Status

The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2016, the Fund has met the BDC and RIC requirements.

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

As of September 30, 2016:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$49,430,986	$—	$(13,790,434)	$(13,790,434)	$35,640,552
Interest Rate Caps	46,000	—	(44,774)	(44,774)	1,226

Total	$49,476,986	$—	$(13,835,208)	$(13,835,208)	$35,641,778

As of December 31, 2015:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$109,048,869	$—	$(14,042,887)	$(14,042,887)	$95,005,982
Interest Rate Caps	115,000	—	(89,660)	(89,660)	25,340

Total	$109,163,869	$—	$(14,132,547)	$(14,132,547)	$95,031,322

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

Through September 30, 2016, the Fund had no undistributed earnings. Additionally, for the nine months ended September 30, 2016, distributions were made in excess of distributable earnings by $ 21.1 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of September 30, 2016, the Fund had no uncertain tax positions. As of September 30, 2016, the Fund had no capital loss carry forwards.

The Fund's tax years are open to examination by federal tax authorities for the years 2013 and forward and California tax authorities for the years 2012 and forward.

3.	SCHEDULES OF INVESTMENTS

As of September 30, 2016, all loans were made to non-affiliates as follows (unaudited):

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 9/30/2016	Value 9/30/2016	Maturity Date
Computers & Storage

D-Wave Systems, Inc. **		$ 422,190	$ 422,190	2/1/2017
HyperGrid, Inc.		483,032	483,032	6/1/2017
Subtotal:	2.4%	$ 905,222	$ 905,222

Enterprise Networking
Apprion, Inc.		$ 112,500	$ 160,783	*
Subtotal:	0.3%	$ 112,500	$ 160,783

Internet
CustomMade Ventures Corp.		$ 687,276	$ 687,276	*
Digital Caddies, Inc. **		—	987,584	*
FanBridge, Inc.		453,896	643,896	*
Giddy Apps, Inc.		499,454	999,454	*
Giveforward, Inc.		—	352,426	*
Kiwi Crate, Inc.		621,313	621,313	4/1/2018
Leading Ed Inc.		2,735	2,735	*
Lightside Games, Inc.		—	109,230	*
Monetate, Inc.		1,792,556	1,792,556	6/1/2018
Osix Corp.		4,617	4,617	10/1/2016
Piryx, Inc.		438,196	1,467,196	*
Pixalate, Inc.		73,603	73,603	3/1/2017
Playstudios, Inc.		1,439,161	1,439,161	6/1/2018
Quantcast Corp.		1,590,439	1,590,439	4/1/2017
Quri, Inc.		1,165,087	1,165,087	6/1/2018
Radius Intelligence, Inc.		787,132	787,132	10/1/2017
Rivet Games, Inc.		16,082	110,082	*
Schoola, Inc.		27,896	27,896	12/1/2016
Sociable Labs, Inc.		40,513	80,909	*
THECLYMB		699,150	699,150	10/1/2017
Weddington Way, Inc.		32,800	32,800	11/1/2016
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,183,653	1,192,024	*
Subtotal:	32.2%	$ 12,149,558	$ 16,067,565

Medical Devices
AxioMed, Inc.		$ 14,238	$ 14,238	*
MimOSA, Inc.		113,835	213,835	12/1/2017
Redox Medical, Inc.		252,382	3,602,382	*
Subtotal:	1.0%	$ 380,455	$ 3,830,455

Other Healthcare
Cogito Corporation		$ 130,507	$ 130,507	4/1/2017
Health Integrated, Inc.		627,669	627,669	10/1/2017
Hi.Q, Inc.		855,422	855,422	6/1/2018
Physician Software Systems, LLC		177,935	177,935	7/1/2017
Project Healthy Living, Inc.		65,632	65,632	10/1/2016
Therapydia, Inc.		147,081	147,081	10/1/2017

Urgent Care Centers of New England, Inc.		2,224,520	2,224,520	9/1/2018
Subtotal:	11.2%	$ 4,228,766	$ 4,228,766

Other Technology
Automatic Labs, Inc.		$ 91,894	$ 91,894	12/1/2016
Beeline Bikes, Inc.		47,799	47,799	6/1/2017
Daylight Solutions, Inc.		779,997	779,997	8/1/2017
General Assembly, Inc.		274,897	274,897	12/1/2016
InsideTrack, Inc.		497,876	497,876	9/1/2017
Lumo BodyTech, Inc.		648,674	648,674	12/1/2017
Neuehouse, LLC		1,329,141	1,329,141	7/1/2017
nWay, Inc.		236,804	706,804	*
Pinnacle Engines, Inc.		528,417	528,417	12/1/2017
Prana Holdings, Inc.		500,566	1,432,566	*
Scoot Networks, Inc.		109,045	109,045	3/1/2017
Skully, Inc.		38,515	128,315	*
Zeachem		—	2,759,807	*
Subtotal:	13.5%	$ 5,083,625	$ 9,335,232

Security
Agari Data, Inc.		$ 441,636	$ 441,636	9/1/2017
Guardian Analytics, Inc.		2,216,387	2,216,387	2/1/2019
Subtotal:	7.0%	$ 2,658,023	$ 2,658,023

Software
Appconomy, Inc.		—	$ 1,839,362	*
Atigeo Corporation		1,268,573	1,268,573	9/1/2017
Beanstock Media, Inc. ***		100,000	1,322,744	*
BlazeMeter, Inc. **		425,331	425,331	10/11/2016
Clypd, Inc.		55,642	55,642	11/1/2016
Corduro, Inc.		7,500	79,712	*
Encoding.com, Inc.		18,475	18,475	11/1/2016
gloStream, Inc.		647,566	947,566	*
Innerworkings, Inc.		—	326,744	*
Mintigo, Inc.**		702,845	702,845	1/1/2018
Nectar Holdings, Inc.		516,571	516,571	12/1/2017
OrderGroove, Inc.		471,743	471,743	12/1/2017
SCVNGR, Inc.		93,686	93,686	10/1/2016
SoundHound, Inc.		913,713	913,713	5/1/2017
StreetLight Data, Inc.		155,335	155,335	4/1/2017
ZeroTurnaround USA, Inc.**		919,145	919,145	6/1/2018
Subtotal:	16.7%	$ 6,296,125	$ 10,057,187

Technology Services
Akademos, Inc.***		$ 331,884	$ 331,884	6/1/2017

Amped, Inc.		724,820	724,820	11/1/2017
Blue Technologies Limited**		239,921	239,921	6/1/2017
BountyJobs, Inc.		197,149	197,149	10/1/2017
FSA Store, Inc.		512,107	512,107	9/1/2017
Rated People, Ltd.**		1,321,476	1,321,476	*
TiqIQ, Inc.		104,749	104,749	7/1/2017
Subtotal:	9.1%	$ 3,432,106	$ 3,432,106

Wireless
Azumio, Inc.		$ 273,495	$ 373,495	*
Kicksend Holdings		—	61,475	*
InfoReach, Inc.		120,677	120,677	3/1/2017
Subtotal:	1.1%	$ 394,172	$ 555,647

Total Loan (Cost of $49,430,986):	94.5%	35,640,552	51,230,986
Interest Rate Caps (Cost of $46,000)	0.0%	1,226	46,000

Total Investment (Cost of $49,476,986)	94.5%	$ 35,641,778	$ 51,276,986

*As of September 30, 2016, loans with a cost basis of $21.1 million and a fair value of $7.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems "non-qualifying assets” under section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2016, 10.9% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).

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

4. FAIR VALUE DISCLOSURES

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2016, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors, but Akademos, Inc., while senior to unsecured creditors, is junior to other secured creditors.

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

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended September 30, 2016 and September 30, 2015, the weighted-average interest rate on the performing loans was 17.26% and 16.42%, respectively. For the nine months ended September 30, 2016 and September 30, 2015, the weighted-average interest rate on the performing loans was 17.00% and 19.06%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three months ended September 30, 2016 and September 30, 2015, the weighted-average interest rate on the cash portion of the interest income was 12.35% and 12.33%, respectively. For the nine months ended September 30, 2016 and September 30, 2015, the weighted-average interest rate on the cash portion of the interest income was 12.47% and 14.47%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

All loans as of September 30, 2016 were pledged as collateral for the debt facility, and the Fund's borrowings are subsequently collateralized by all assets of the Fund.

As of September 30, 2016 and December 31, 2015, the Fund had unexpired unfunded commitments to borrowers of $0 million and $1.8 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of September 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	9/30/2016	Methodologies	Unobservable Input	Amount/Range
Computer & Storage	$905,222	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	23%

Enterprise Networking	$112,500	Liquidation	Investment Collateral	$112,500

Internet	$12,149,558	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $1,183,653

Other Healthcare	$4,228,766	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%

Other Technology	$5,083,625	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$500,566

Security	$2,658,023	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%

Software	$6,296,125	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$647,566

Technology Services	$3,432,106	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	20%
		Liquidation	Investment Collateral	$1,321,476

Other (*)	$774,627	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%
		Liquidation	Investment Collateral	$0- $273,495

Total	$35,640,552

(*) Other loans are comprised of companies in Medical Device and Wireless industries.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2015	Methodologies	Unobservable Input	Amount/Range

Computer & Storage	3,174,829	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	20%
		Liquidation	Investment Collateral	$0

Internet	$22,063,549	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $1,187,196

Other Healthcare	11,772,751	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%

Other Technology	26,348,932	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0

Security	3,281,642	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$412,843

Software	$16,920,046	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $786,295

Technology Services	5,441,096	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$1,050,689

Wireless	5,133,835	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$31,476-$372,598

Other (**)	869,302	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$250,000

Total	95,005,982

(**) Other loans are comprised of companies in Enterprise Networking and Medical Device industries.

The following table presents the balances of assets as of September 30, 2016 and December 31, 2015 measured at fair value on a recurring basis:

As of September 30, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$35,640,552	$35,640,552
Interest Rate Caps	—	1,226	—	1,226
Cash equivalents	1,460,454	—	—	1,460,454
Total	$1,460,454	$1,226	$35,640,552	$37,102,232

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$95,005,982	$95,005,982
Interest Rate Caps	—	25,340	—	25,340
Cash equivalents	2,646,011	—	—	2,646,011
Total	$2,646,011	$25,340	$95,005,982	$97,677,333

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2016			For the Nine Months Ended September 30, 2016
	Loans	Stock	Conv. Note	Loans	Warrants	Stock	Conv. Note
Beginning balance	$49,787,497	$—	$—	$95,005,982	$—	$—	$—
Acquisitions and originations	—	6,611	1,244,749		30,172	199,762	1,328,157
Principal reductions	(13,816,676)	—	—	(54,649,370)	—	—	—
Distribution to shareholder		(6,611)	(1,244,749)	—	(30,172)	(199,762)	(1,328,157)
Net change in unrealized gain from investments	3,604,113	—	—	252,453	—	—	—
Net realized loss from investments	(3,934,382)	—	—	(4,968,513)	—	—	—
Ending balance	$35,640,552	$—	$—	$35,640,552	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2016	$(506,200)			$(3,520,186)

	For the Three Months Ended September 30, 2015				For the Nine Months Ended September 30, 2015
	Loans	Warrants	Stock	Conv. Note	Loans	Warrants	Stock	Conv. Note
Beginning balance	$142,249,567	$—	$—	$—	$227,745,693	$—	$—	$—
Acquisitions and originations	—	197,003	100,000	22,740	3,362,500	760,963	742,227	272,740
Principal reductions	(23,959,629)	—	—	—	(102,417,607)	—	—	—
Distribution to shareholder		(197,003)	(100,000)	(22,740)	—	(760,963)	(742,227)	(272,740)
Net change in unrealized loss from investments	2,331,181	—	—	—	(6,640,507)	—	—	—
Net realized loss from investments	(2,679,239)	—	—	—	(4,108,199)	—	—	—
Ending balance	$117,941,880	$—	$—	$—	$117,941,880	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at September 30, 2015	$(78,818)				$(8,649,297)

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

As of September 30, 2016 and December 31, 2015, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of September 30, 2016, was $294.0 million.  Total contributed capital to the Company through September 30, 2016 and December 31, 2015 was $279.3 million, of which $241.5 million was contributed to the Fund.  The remaining $14.7 million in committed capital as of September 30, 2016 expired in June 2015 as the five year anniversary passed. No further capital can be called.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Cash distributions	$19,700,000	$71,000,000
Distributions of equity securities	1,558,091	1,775,930

Total distributions to shareholder	$21,258,091	$72,775,930

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

7. DEBT FACILITY

The Fund established a secured revolving loan facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA on September 23, 2011 (the "Loan Agreement").  Borrowings under the Loan Agreement are collateralized by all of the assets of the Fund. The Fund paid interest on its borrowings, and also paid a fee on the unused portion of the facility.

The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirety on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month repayment plan and a subsequent 18-month amortized repayment plan. The size of the facility was reduced to $84 million on April 15, 2015, $74 million on June 12, 2015, $64 million on July 21, 2015 and $54 million on August 20, 2015, and by $3 million per month from October 23, 2015 to April 23, 2016, by $10 million on May 18, 2016, by $2.1 million on May 23, 2016 and June 23, 2016. The facility was paid off and the Fund terminated the facility on August 5, 2016. As of September 30, 2016, the debt facility balance is zero.

Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate Loans or LIBOR loans at an annual rate of either LIBOR plus 2.75% or the Reference Rate plus 1.75%. A Reference Rate Loan is defined as a Loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one percent (1.0%), and (b) the rate most recently announced by Union Bank, N.A at its corporate headquarters as the “Union Bank, N.A. Reference Rate”. A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate determined by Union Bank, N.A. to be the per annum rate (rounded upward to the nearest one-hundredth of one percent (1/100%)) at which Dollar deposits in immediately available funds and in lawful money of the United States would be offered to Union Bank, N.A., on behalf of Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA, outside of the United States at approximately 11:00 a.m. (LIBOR time) three (3) Business Days before the first day of such LIBOR Loan Period, in an amount approximately equal to the principal amount of, and for a length of time approximately equal to the LIBOR Loan Period for, the LIBOR Loan sought by the Fund.

Bank fees of $280,000 and legal fees of $59,983 were incurred in connection with the renewal of the facility on September 30, 2014. The bank fees and other costs incurred are capitalized and amortized to interest expense on a straight line basis over the expected life of the facility. They were fully amortized in the quarter when the debt facility was terminated on August 5, 2016.

8. INTEREST RATE CAP AGREEMENT

On September 30, 2014, the Fund had entered into two interest rate cap contracts with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap contract is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. There were not any additional contracts entered into since September 30, 2014. The notional principal amount decreases as the expected outstanding balance under the debt facility decreases. As of September 30, 2016, the notional principal amount was $14.0 million. The Fund paid upfront fees of $230,000 which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 30-day LIBOR. Payments, if necessary are made monthly and will terminate on March 23, 2017. As of September 30, 2016, the 30 day LIBOR rate was 0.5311%.

The average notional amount outstanding was $16.0 million and $48.5 million for the three months ended September 30, 2016 and September 30, 2015. The average notional amount outstanding was $22.4 million and $60.5 million for the nine months ended September 30, 2016 and September 30, 2015.

As of September 30, 2016 and December 31, 2015, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	September 30, 2016		December 31, 2015
Derivatives:	Condensed Statement of Assets and Liabilities	Fair Value	Condensed Statement of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$1,226	Interest Rate Caps	$25,340

For the three and nine months ended September 30, 2016 and 2015, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the three months ended		For the nine months ended
Derivatives	Condensed Statements of Operations	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest rate cap agreement	Net change in unrealized gain from hedging activities	$21,838	$(6,876)	$44,886	$(59,058)

9.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended September 30, 2016 and 2015.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Total return **	1.99%	4.16%	0.63%	8.29%

Per share amounts:
Net asset value, beginning of period	$418.56	$870.16	$585.05	$1,370.15
Net investment income	11.29	36.24	51.49	185.35
Net realized and change in
unrealized loss from investments
and hedging activities	(3.08)	(3.54)	(46.71)	(108.08)
Net increase (decrease) in net assets	8.21	32.70	4.78	77.27
from operations
Distributions of income to
shareholder	28.05	(9.45)	(1.81)	(144.26)
Return of capital to shareholder	(77.57)	(173.75)	(210.77)	(583.50)

Net asset value, end of period	$377.25	$719.66	$377.25	$719.66

Net assets, end of period	$37,725,095	$71,965,857	$37,725,095	$71,965,857

Ratios to average net assets:

Expenses*	4.75%	7.01%	6.08%	6.94%
Net investment income*	10.88%	18.08%	14.63%	23.96%
Portfolio turnover rate	0%	0%	0%	0%
Average debt outstanding	$4,475,000	$58,500,000	$20,100,000	$77,590,000
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

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome.  The Fund's actual results could differ materially from those suggested by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition, macro-economic changes including inflation, interest rate expectations, among other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2016 and 2015

Total investment income for the three months ended September 30, 2016 and 2015 was $1.6 million and $5.0 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the nine months ended September 30, 2016 and 2015 was $7.3 million and $23.9 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The decrease in investment income was due to the decrease in the average loans outstanding from $122.5 million for the three months ended September 30, 2015 to 34.9 million for the three months ended September 30, 2016 and from $161.2 million for the nine months ended September 30, 2015 to $54.9 million for the nine months ended September 30, 2016.

Management fees for the three months ended September 30, 2016 and 2015 were $0.2 million and $0.8 million, respectively. Management fees for the nine months ended September 30, 2016 and 2015 were $1.0 million and $3.0 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because assets under management as of September 30, 2016 were lower than assets as of September 30, 2015.

Total interest expense was $0.2 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively. Total interest expense was $0.7 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively. Interest expense decreased primarily due to the debt facility payoff in August 2016. The average borrowings decreased from $58.5 million for the three months ended September 30, 2015 to $4.5 million for the three months ended September 30, 2016 and from $77.6 million for the nine months ended September 30, 2015 to $20.1 million for the nine months ended September 30, 2016.

Total banking and professional fees were $0.1 million for the three months ended September 30, 2016 and 2015, respectively. Total banking and professional fees were $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. The decrease was primarily due to lower accounting and legal fees.

Total other operating expenses were less than $0.1 million for the three months ended September 30, 2016 and 2015. Total other operating expenses were $0.1 million for the nine months ended September 30, 2016 and 2015.

Net investment income for the three months ended September 30, 2016 and 2015, was $1.1 million and $3.6 million, respectively. Net investment income for the nine months ended September 30, 2016 and 2015, was $5.1 million and $18.5 million, respectively

Net realized loss from investments was $3.9 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively. Net realized loss from investments was $5.0 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Net change in unrealized gain from investments was $3.6 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively. Net change in unrealized gain (loss) from investments was $0.3 million and $(6.6) million for the nine months ended September 30, 2016 and 2015, respectively. The unrealized loss consists of fair market value adjustments to loans.

Net change in unrealized gain (loss) from hedging activities was less than $0.1 million and less than $(0.1) million for the three months ended September 30, 2016 and 2015. Net change in unrealized gain (loss) from hedging activities was less than $0.1 million and ($0.1 million) for the nine months ended September 30, 2016 and 2015, respectively. The Fund entered into interest rate swap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to convert floating rate liabilities to fixed rates, which terminated on September 23, 2014. On September 30, 2014, the Fund entered into interest rate cap transactions with Union Bank, N.A and Wells Fargo Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 8 in the Fund's financial statements).

Net increase in net assets resulting from operations for the three months ended September 30, 2016 and 2015 was $0.8 million and $3.3 million, respectively. Net increase in net assets resulting from operations for the nine months ended September 30, 2016 and 2015 was $0.5 million and $7.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $8.21 and $32.69 for the three months ended September 30, 2016 and 2015, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $4.78 and $77.26 for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources – September 30, 2016 and December 31, 2015

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of September 30, 2016. Committed capital to the Company at September 30, 2016 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital as of September 30, 2016 expired in June 2015 as the five year anniversary passed. No further capital can be called.

As of September 30, 2016 and December 31, 2015, 4% and 3%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the nine months ended September 30, 2016. No loans were disbursed during the nine months ended September 30, 2016.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $59.4 million for the same period.  There were no unexpired, unfunded commitments as of September 30, 2016.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2016	$715.4 million	$679.8 million	$35.6 million	—
December 31, 2015	$715.4 million	$620.4 million	$95.0 million	$1.8 million

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

The Fund has adequate cash reserves and approximately $22.9 million in scheduled receivable payments over the next year.  These amounts are sufficient for operational expenses of the Fund over the next year.  Since the Fund is no longer making new commitments, liquidity demands will continue to decrease.

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

Because the Fund paid off its loan facility on August 5, 2016 and does not plan to borrow in the future, a significant change in market interest rates will not have a material effect on the Fund’s interest expense.

The Fund does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2015 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the nine months ended September 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through September 30, 2016 which was used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	November 14, 2016	Date:	November 14, 2016

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.