Form 10-K
period 2016-12-31
Venture Lending & Leasing VI, Inc.
filed 2017-03-15
CIK 1482199

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2017 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 10, 2017	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing VI, Inc. (the “Fund”) was incorporated in Maryland on January 11, 2010, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing VI, LLC, a Delaware limited liability company (the “Company”).  The purpose of the Fund is to provide asset-based financing to venture-capital-backed companies, generally in the form of secured loans.  Additionally, the Fund may provide debt financing to public and late-stage private companies.  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in January 2010.  As of December 31, 2016, the Fund meets the requirements, including diversification requirements, to qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986.
The Fund's shares of Common Stock, at $.001 par value (“Shares”) are held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An "Eligible Portfolio Company" is a United States company that is not an investment company, as defined, or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission ("SEC"). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As of December 31, 2016, the percentage of non-qualifying investments in the Fund was 11.2%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC's total assets (the “70% basket”). Below is a general summary of Qualifying Assets in which the Fund may invest.
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
Warrants and Equity Securities. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with financings, and immediately distributes them to the Fund's shareholder. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower. Substantially all the warrants and underlying equity securities are restricted securities under the Securities Act of 1933 (“1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower to register the securities under the 1933 Act (in some cases at the Fund's expense).
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

Industry Segment Diversification. The Fund will generally invest no more than 30% of its total assets in securities of companies in any single industry. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, medical devices, software, and several other categories.

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

Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors, defined as not interested parties of the Fund under section 2(a)(19) of the Investment Act of 1940 (ie. Independent Directors), and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its Eligible Portfolio Companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).

Distributions.  The Fund intends to distribute to the Company (its sole shareholder), substantially all of the Fund’s net investment income and net realized capital gains, if any, determined for tax purposes and all equity securities received from portfolio companies immediately upon receipt. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund, and all such dividends and other distributions must be authorized by the Board of Directors of the Fund. Income distributions generally will be paid by the Fund to the Company on a quarterly basis. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed at least annually as determined by the Manager.

The Fund made loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. The Fund distributes to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
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
GENERAL
Reliance on Management. The Fund is wholly dependent for the structuring and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have over 55 years’ of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in special situations such as convertible and subordinated debt of public and late-stage private companies. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or person to fill the position.

Illiquid and Long-Term Investment.  The Fund has ceased to make new equity investments as well as investments in venture loans and continues to distribute to its shareholder all proceeds received from principal payments except for reserves and expenses. The Fund's Articles of Incorporation provide that, on December 31, 2020, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2020, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution. In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

Although shares of the Fund have been registered under the 1934 Act, there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.

Competition.  Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund continues to qualify as a RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors.
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

The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act will remain in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Internal Revenue Code, if the Fund’s status as a RIC is challenged by the IRS in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Internal Revenue Code, regulations thereunder, Internal Revenue Service (the “IRS”) rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.

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
Risks Related to Cyber Security. As the Fund and its service providers reliance on technology has increased, so have the risks posed to their information systems, both internally and those used by the service providers. The Fund and its service providers are susceptible to cyber security risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; or operational disruption or failures in the physical infrastructure or operating systems that support the Fund and its service providers. Cyber attacks against or security breakdowns of the Fund or its service providers may adversely impact the Fund and its shareholders, potentially resulting in, among other things, financial losses; the inability of Fund shareholders to transact business and the Fund to process transactions; inability to calculate a Portfolio’s NAV; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Fund may incur additional costs for cyber security risk management and remediation purposes. In addition, cyber security risks may also impact issuers of securities in which a Portfolio invests, which may cause a Portfolio’s investment in such issuers to lose value. There can be no assurance that the Fund or its service providers will not suffer losses relating to cyber attacks or other information security breaches in the future.

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

Accounting & Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles ("US GAAP"). Accordingly, less information may be available to investors.

Credit Risks.  Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, and many other factors. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or small group of persons whose death, disability or resignation would adversely affect the company.

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

Privately-held Company Risks.  The Fund invests primarily in privately-held companies. Generally, very little public information exists about these companies and the Fund required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies. Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.

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

Financial Markets Risks. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Volatility in the global financial markets reached unprecedented levels during 2008 and 2009, and these volatile conditions continued for some period thereafter (albeit to a lesser extent) and may recur into the future. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments.

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

Speculative Nature of Warrants and Equity Investments.  The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability in the case of many companies in which the Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund would permit the warrant to expire unexercised and the warrant would then have no value.

Illiquidity of Investments.  Substantially all of the Fund's portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Convertible and subordinated debt investments may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquiror. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.

Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by the Manager, in accordance with the Fund' policy, as approved by the Fund's Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.

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

CONFLICTS OF INTEREST

Transactions with Fund V.  The Manager also served as investment manager for Venture Lending & Leasing V, Inc.
("Fund V"), which was dissolved on August 6, 2014 and no longer funds any commitments. Previously, the Fund allocated the amount of each Investment 50% to the Fund and 50% to Fund V. After February 2011, Fund V was no longer permitted to enter into new commitments to borrowers. As of June 30, 2014, the Fund was no longer permitted to enter into new commitments to borrowers. All commitments by the Fund to borrowers are now expired.

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

Transactions with Fund VII.  The Manager also serves as investment manager for Venture Lending & Leasing VII, Inc. ("Fund VII"). The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved), the Fund will, provided it is still in its commitment period, invest in each portfolio company in which Fund VII invests (“Investments”). Initially the amount of each Investment had been allocated 50% to the Fund and 50% to Fund VII so long as the Fund had capital available to invest. As of June 30, 2014, the Fund was no longer permitted to enter into new commitments to borrowers. All commitments by the Fund to borrowers are now expired.

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

Intercreditor Agreements.  In each transaction in which both the Fund and either Fund V or Fund VII (or the Fund and a successor fund) invest or in which the other lender has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and Fund V or Fund VII (or the Fund and the successor fund as the case may be) will enter into an intercreditor agreement pursuant to which the Fund and Fund V or Fund VII (or the Fund and a successor fund) will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund V or Fund VII (or the Fund and a successor fund) pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).

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
Effect of Borrowings.  During the first two years of the Fund's investment operations, the Management Fee was calculated with reference to the committed equity capital of the Company, regardless of when or if all of such capital is called.  Thereafter, the Management

Fee is computed and paid quarterly, at an annual rate of 2.5% of the total value of the Fund's assets (including amounts derived from borrowed funds) as of the last day of each such fiscal quarter.  Therefore, decisions by the Manager to cause the Fund to borrow additional funds may increase the quarterly fees payable to the Manager.  The Fund's overall borrowing limits, however, are set by the Fund's Board of Directors in light of its fiduciary obligations. The Fund no longer has a debt facility and does not anticipate acquiring one.

Valuation. The manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund's Board of Directors in the case of the Fund and has an inherent conflict in performing this function. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon the Manager and its delegates for valuing the assets. There is a conflict in that the Manager will have an incentive to increase the value of the assets for its performance record and to increase the Investment Management Fees that it receives.
Indemnification and Exculpation.  The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees.  The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. In addition, the Fund has entered into an indemnification agreement with its directors and officers. A successful claim for indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. Furthermore, Fund assets are used to obtain insurance policies that generally protect the Fund's directors and officers from personal liability for actions taken in their roles as the Fund's directors and officers.
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, with the members of the Company’s advisory board being the same as, or a subset of, the disinterested directors of the Fund. Although the manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $20,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee), and any change to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $10,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the Members.
Personal Trading. The Manager has a code of ethics that contains personal securities trading procedures that apply to its “access persons.” Access persons are required to report if they have an investment in a company in which the Fund is considering making an investment. Pre-approval is required before an access person may buy or sell securities in an initial public offering, private placement, or any security listed on a “restricted list” maintained by the Manager.

Interests in Potential Portfolio Companies. The officers, principals and employees of the Manager may be passive investors in companies in which the Fund is considering an investment, either directly or indirectly through an investment in a venture capital fund that, in turn, is an investor in such a company. The officers, principals and employees of the Manager may recommend that the Fund invests in a company in which such person may serve as a director or advisor. Such a relationship presents potential conflicts of interest in that the relationship could provide the principal or employee with an incentive to influence the Manager's decision to recommend an investment in the company in question. There is also a potential conflict of interest in such principal or employee could use information acquired through association with the Manager to influence or benefit his or her personal investment. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.

Principals that serve as advisors to unaffiliated funds may make investment recommendations to these unaffiliated funds, which may be the same investment that the Fund has made or may make. The Manager's policies and procedures require such principals to first offer an investment opportunity to the Fund prior to offering such opportunity to an unaffiliated fund.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

On February 1, 2016, the Fund filed a letter with the Division of the Investment Management that was intended to respond to their comments.

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
The number of holders of record of the Fund's Common Stock at March 15, 2017 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements.  In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company.  The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2016, the Fund had distributed $324.4 million to date to its shareholder, of which $263.6 million was in cash.

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

	For the Year Ended December 31
	2016	2015	2014	2013	2012
Statement of Operations Data:
Investment income:
Interest on loans	$8,620,247	$27,798,922	$49,218,072	$59,366,653	$43,739,317
Other interest and other income	9,909	60,438	401,840	100,285	186,205
Total investment income	8,630,156	27,859,360	49,619,912	59,466,938	43,925,522
Expenses:
Management fees	1,219,550	3,663,506	7,004,350	8,435,598	7,615,663
Interest expense	762,506	2,339,888	4,301,581	4,801,009	4,161,447
Banking and professional fees	387,269	550,018	475,184	549,267	350,339
Other operating expenses	129,703	142,009	217,273	167,085	142,283
Total expenses	2,499,028	6,695,421	11,998,388	13,952,959	12,269,732
Net investment income	6,131,128	21,163,939	37,621,524	45,513,979	31,655,790

Net realized loss from investments	(6,436,828)	(9,752,799)	(2,687,141)	(4,701,647)	(2,061,637)
Net change in unrealized gain (loss) from investments	729,331	(1,912,379)	(9,471)	(6,254,917)	(3,845,263)
Net realized and change in unrealized gain (loss) from investments	(5,707,497)	(11,665,178)	(2,696,612)	(10,956,564)	(5,906,900)

Net increase in net assets resulting from operations	$423,631	$9,498,761	$34,924,912	$34,557,415	$25,748,890

AMOUNTS PER COMMON SHARE:
Net increase in net assets resulting from operations	$4.24	$94.99	$349.25	$345.57	$257.49
Weighted average shares outstanding	100,000	100,000	100,000	100,000	100,000

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data:
Loans	$24,246,739	$95,005,982	$227,745,693	$293,800,885	$313,848,702
Net assets	$27,142,734	$58,505,200	$137,015,488	$194,365,857	$195,928,871

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio is well diversified and consists of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On June 29, 2010, the Fund completed its first closing of capital, made its first investment, and became a non-diversified, closed-end investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940. The Fund elected to be treated for federal income tax purposes as a regulated investment company ("RIC") under the Internal Revenue Code with the filing of its federal corporate income tax return for 2010. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to our shareholder as dividends, allowing the Fund to substantially reduce or eliminate its corporate-level tax liability.

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
CRITICAL ACCOUNTING POLICIES
Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates of the on net assets or operating performance is material.
The Manager has identified the most critical accounting policies and estimates to be the estimate of the fair value of the Fund’s loan investments. The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.
Critical judgments and inputs in determining the fair value of a loan include payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and collection becomes collateral dependent as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.
The actual value of the loans may differ from management’s estimates, which would affect net change in net assets resulting from operations as well as assets.
Results of Operations – For the years ended December 31, 2016, 2015 and 2014

Total investment income for the years ended December 31, 2016, 2015 and 2014 was $8.6 million, $27.9 million and $49.6 million respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, and other income from commitment fees and unamortized warrants. The average gross outstanding performing loans calculated on a monthly basis was $47.2 million, $146.2 million and $261.2 million as of December 31, 2016, 2015 and 2014 respectively. The average interest rate on gross outstanding performing loans was 17.26%, 18.44% and 18.68% for the year ended December 31, 2016, 2015 and 2014 respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. Interest income continued to decrease as performing loans continued to decrease.
Expenses for the years ended December 31, 2016, 2015 and 2014 were $2.5 million, $6.7 million and $12.0 million respectively. Management fees were calculated based on the Company’s committed capital for the first two years of the Fund’s life and thereafter as a percentage of Fund assets. Management fees for the Fund were $1.2 million, $3.7 million and $7.0 million for the year ended December 31, 2016, 2015 and 2014 respectively. Management fees decreased in 2016 due to the decline in assets under management.

Total interest expense was $0.8 million, $2.3 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Interest expense decreased in 2016 due to a decrease in average debt outstanding to $0.8 million in 2016, from $69.7 million in 2015 and $119.9 million in 2014. This decrease also because of the decrease in the interest rate to 3.03% in 2016 from 3.36% in 2015 and 3.59% in 2014. The Fund entered into agreements with Union Bank, N.A. that established a secured revolving loan facility on January 14, 2011. The facility was terminated in August 2016 (see Note 7).
The banking and professional fees were $0.4 million, $0.6 million and $0.5 million for the year ended December 31, 2016, 2015 and 2014, respectively. The banking and professional fees was comprised of legal, audit and other professional fees. These fees remained similar in 2016, 2015 and 2014.
Other operating expenses were $0.1 million $0.1 million, and $0.2 million for the year ended December 31, 2016, 2015 and 2014, respectively. These expenses included director fees, custody fee, tax fees, and other expenses related to the operation of the Fund.

Net investment income for the years ended December 31, 2016, 2015 and 2014 was $6.1 million, $21.2 million and $37.6 million, respectively.

Total net realized loss from investments was $6.4 million, $9.8 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Net realized loss amounts are net of recoveries of previously written off loans.

Net change in unrealized gain (loss) from investments was $0.7 million, $(1.9) million and $(0.8) million for the years ended December 31, 2016, 2015 and 2014, respectively.  The unrealized loss consists of fair value adjustments taken to estimate the fair value decline as a result of deterioration in the underlying companies .

Net realized loss from hedging activities was $0.0 million for the years ended December 31, 2016 and 2015, and $0.7 million for the years ended December 31, 2014. Net change in unrealized gain (loss) from hedging activities was less than $0.1 million, less than $(0.1) million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The realized and change in unrealized loss from hedging activities consists of the unrealized losses from hedging activities and the net interest received or paid on the interest rate swap transaction as well as interest rate cap transactions. The Fund entered into an interest rate swap transaction with Union Bank, N.A. to convert floating rate liabilities to fixed rates on February 18, 2011 and entered into an additional interest rate swap transaction with Wells Fargo Bank, N.A. on June 26, 2012. Both interest rate swap transactions terminated on September 23, 2014 (see Note 9). On September 30, 2014, the Fund entered into interest rate cap transactions with MUFG Union Bank, N.A and Wells Fargo Bank, N.A. to cap the floating rate liabilities at a fixed rate (see Note 10).
Net increase in net assets resulting from operations for the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $9.5 million and $34.9 million, respectively. On a per share basis, for the years ended December 31, 2016, 2015 and 2014, there was a net increase in net assets resulting from operations of $4.24, $94.99 and $349.25.
Liquidity and Capital Resources - December 31, 2016 and 2015
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances. As of December 31, 2016 the Company had received subscriptions for capital in the amount of $294.0 million, of which $279.3 million had been called and received. The remaining $14.7 million in uncalled committed capital as of December 31, 2016 expired in June 2015 as the five year anniversary passed. No further capital can be called.
As of December 31, 2016 and 2015, 11% and 3%, respectively, of the Fund’s assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans during 2016. No loan was disbursed under the Fund’s loan commitments for the year ended December 31, 2016. Net loan amounts outstanding after amortization and valuation adjustment were approximately $24.2 million as of December 31, 2016. There were no unexpired, unfunded commitments as of December 31, 2016.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustment	Balance Outstanding– Fair Value	Unexpired Unfunded Commitments
December 31, 2016	$715.4 million	$691.2 million	$24.2 million	$0 million
December 31, 2015	$715.4 million	$620.4 million	$95.0 million	$1.8 million
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
The Fund has adequate cash reserves and approximately $14.2 million in scheduled loan receivable payments over the next year.  These amounts are sufficient to meet the operational expenses of the Fund over the next year.  Since the Fund is no longer funding new loans, liquidity demands will continue to decrease.  The Fund no longer needs to borrow as the Fund has sufficient cash on hand and from operations to meet the Fund’s foreseeable cash needs.

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
The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. The Fund terminated the debt facility on August 5, 2016. At December 31, 2016, the outstanding debt balance was $0.0 million.
The Fund has a small interest cap agreement in place which will pay the Fund if monthly LIBOR rate exceeds 0.7%. The interest rate cap agreement will expire in March 2017.

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

December 31, 2016 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment Income:
Interest on loans	$3,102,628	$2,557,302	$1,620,261	$1,340,056
Other interest and other income	3,722	2,426	1,572	2,189
Total investment income	3,106,350	2,559,728	1,621,833	1,342,245
Expenses:
Management fees	460,152	349,066	237,406	172,926
Interest expense	340,074	247,114	152,318	23,000
Banking and professional fees	88,232	108,216	76,779	114,042
Other operating expenses	24,598	28,474	26,322	50,309
Total expenses	913,056	732,870	492,825	360,277
Net investment income	2,193,294	1,826,858	1,129,008	981,968

Net realized loss from investments	(1,042,091)	7,960	(3,934,382)	(1,468,315)
Net change in unrealized gain (loss) from investments	(164,659)	(3,187,001)	3,604,113	408,729
Net change in unrealized gain (loss) from hedging activities	4,393	18,655	21,838	23,263
Net realized and change in unrealized gain (loss) from investment and hedging activities	$(1,202,357)	$(3,160,386)	$(308,431)	$(1,036,323)
Net increase in net assets resulting from operations	$990,937	$(1,333,528)	$820,577	$(54,355)
Amount per common share:
Net increase in net assets resulting from operations	$9.91	$(13.34)	$8.21	$(0.54)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

December 31, 2015 (Unaudited)

	Quarterly Information for the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Investment Income:
Interest on loans	$10,291,534	$8,523,890	$5,029,170	$3,954,328
Other interest and other income	58,227	1,602	248	361
Total investment income	10,349,761	8,525,492	5,029,418	3,954,689
Expenses:
Management fees	1,284,958	975,207	780,587	622,754
Interest expense	771,347	643,611	503,878	421,052
Banking and professional fees	154,565	93,224	91,218	211,011
Other operating expenses	26,953	15,595	29,465	69,996
Total expenses	2,237,823	1,727,637	1,405,148	1,324,813
Net investment income	8,111,938	6,797,855	3,624,270	2,629,876

Net realized loss from investments	(1,018,031)	(410,929)	(2,679,239)	(5,644,600)
Net change in unrealized gain (loss) from investments	(4,522,997)	(4,448,691)	2,331,181	4,760,632
Net change in unrealized gain (loss) from hedging activities	(53,383)	1,201	(6,876)	26,554
Net realized and change in unrealized gain (loss) from investment and hedging activities	$(5,594,411)	$(4,858,419)	$(354,934)	$(857,414)
Net increase in net assets resulting from operations	$2,517,527	$1,939,436	$3,269,336	$1,772,462
Amount per common share:
Net increase in net assets resulting from operations	$25.18	$19.39	$32.69	$17.72
Weighted average shares outstanding	100,000	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on our evaluation under the COSO 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
Changes in Internal Controls
There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls during the fiscal year ended December 31, 2016.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	72	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	52	Chief Executive Officer, President, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	52	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, CFO, Treasurer, and Secretary	65	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	44	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 10, 2017 (“Proxy Statement”) under the captions “Proposal 1 - To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2016 and 2015
Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Statements of Changes in Net Assets for the years ended December 31, 2016, 2015 and 2014
Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Financial Statements
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
VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 15, 2017		Date:	March 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ William Miller	Director	March 15, 2017
William R. Miller

By:	/S/ Roger V. Smith	Director	March 15, 2017
Roger V. Smith

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2017
Ronald W. Swenson

By:	/S/ Alan Zafran	Director	March 15, 2017
Alan Zafran

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 15, 2017
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Venture Lending & Leasing VI, Inc.:

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing VI, Inc. (the "Fund"), including the schedules of investments presented in Note 3, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016, and the financial highlights (presented in Note 10) for each of the five years in the period then ended. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of loans owned as of December 31, 2016 and 2015, by correspondence with the borrowers; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of Venture Lending & Leasing VI, Inc. as of December 31, 2016 and 2015, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2016, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the financial statements include nonmarketable investments valued at $24.2 million (88% of total assets) and $95.0 million (95% of total assets) as of December 31, 2016 and 2015, respectively, whose fair values have been estimated by management in the absence of readily determinable fair values. Also discussed in Note 2 is the information used by management in making these estimates.

/s/ Deloitte & Touche LLP
March 15, 2017
San Francisco, California

VENTURE LENDING & LEASING VI, INC.
Statements of Assets and Liabilities
As of December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $37,628,445 and $109,048,869)	$24,246,739	$95,005,982
Interest Rate Caps (Cost of $23,000 and $115,000)	1,489	$25,340
Total Investments (Cost of $37,651,445 and $109,163,869)	24,248,228	95,031,322
Cash and cash equivalents	2,927,861	2,646,011
Other assets	492,013	1,963,441

Total assets	27,668,102	99,640,774

LIABILITIES
Borrowings under debt facility	—	40,400,000
Accrued management fees	172,926	622,755
Accounts payable and other accrued liabilities	352,442	112,819

Total liabilities	525,368	41,135,574

NET ASSETS	$27,142,734	$58,505,200

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Unrealized depreciation on investments	(13,403,217)	(14,132,547)
Distribution in excess of net investment income	(200,979,049)	(168,887,253)
Net assets (equivalent to $271.43 and $585.05 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$27,142,734	$58,505,200
Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$—	$1,750,000

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Operations
For the Years Ended December 31, 2016, 2015 and 2014

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
INVESTMENT INCOME:
Interest on loans	$8,620,247	$27,798,922	$49,218,072
Other interest and other income	9,909	60,438	401,840
Total investment income	8,630,156	27,859,360	49,619,912

EXPENSES:
Management fees	1,219,550	3,663,506	7,004,350
Interest expense	762,506	2,339,888	4,301,581
Banking and professional fees	387,269	550,018	475,184
Other operating expenses	129,703	142,009	217,273
Total expenses	2,499,028	6,695,421	11,998,388
Net investment income	6,131,128	21,163,939	37,621,524

Net realized loss from investments	(6,436,828)	(9,752,799)	(2,687,141)
Net change in unrealized gain (loss) from investments	729,331	(1,912,379)	(9,471)
Net realized and change in unrealized loss from investments	(5,707,497)	(11,665,178)	(2,696,612)

Net increase in net assets resulting from operations	$423,631	$9,498,761	$34,924,912
Net increase in net assets resulting from operations per share	$4.24	$94.99	$349.25
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Changes In Net Assets
For the Years Ended December 31, 2016, 2015 and 2014

	For the Year ended	For the Year ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net increase in net assets resulting from operations:
Net investment income	$6,131,128	$21,163,939	$37,621,524
Net realized loss from investments	(6,436,828)	(9,752,799)	(2,687,141)
Net change in unrealized gain (loss) from investments	729,331	(1,912,379)	(9,471)

Net increase in net assets resulting from operations	423,631	9,498,761	34,924,912
Distributions of income to shareholder	305,699	(11,411,140)	(34,934,383)
Return of capital to shareholder	(32,091,796)	(76,597,909)	(57,340,898)
Contributions from shareholder	—	—	—
Net decrease in net assets	(31,362,466)	(78,510,288)	(57,350,369)

Net assets
Beginning of year	58,505,200	137,015,488	194,365,857

End of year (Undistributed net investment income of $0, $0 and $0)	$27,142,734	$58,505,200	$137,015,488

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$423,631	$9,498,761	$34,924,912
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	6,436,828	9,752,799	1,990,790
Net change in unrealized (gain) loss from investments	(729,331)	1,912,379	9,471
Amortization of deferred costs related to borrowing facility	261,992	227,993	425,848
Net decrease in other assets	1,301,436	1,751,960	544,634
Receipt of equity securities as payment for waiver	—	—	(327,440)
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(210,205)	(1,452,830)	(2,029,607)
Origination of loans	—	(3,362,500)	(104,567,500)
Principal payments on loans	63,097,499	122,547,456	166,465,742
Acquisition of equity securities	—	(86,968)	(6,787,095)
Net cash provided by operating activities	70,581,850	140,789,050	90,649,755

Contributions from shareholder	—	—	—
Cash distribution to shareholder	(29,900,000)	(86,000,000)	(83,800,000)
Repayment of borrowings under debt facility	(40,400,000)	(66,150,000)	(27,650,000)
Investment in interest rate cap agreement	—	—	(230,000)
Payment of bank facility and fees and costs	—	—	(339,983)
Net cash used in financing activities	(70,300,000)	(152,150,000)	(112,019,983)
Net increase (decrease) in cash and cash equivalents	281,850	(11,360,950)	(21,370,228)
CASH AND CASH EQUIVALENTS:
Beginning of year	2,646,011	14,006,961	35,377,189
End of year	$2,927,861	$2,646,011	$14,006,961
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest	$661,673	$2,281,352	$4,602,356
Settlement under interest rate swap agreement		$—	$696,351
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$1,886,097	$2,009,049	$8,475,281
Receipt of equity securities as repayment of loans	$1,886,097	$1,922,081	$1,360,746

See notes to financial statements.

VENTURE LENDING & LEASING VI, INC.
Notes to Financial Statements for the Years Ended December 31, 2016 and 2015
1. ORGANIZATION AND OPERATIONS OF THE FUND
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
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Accounting
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to  the current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2016, the Fund held 2,927,861 units in Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.25%, which represents 10.79% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of the loan transaction.  Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Valuation Procedures
The Fund accounts for its assets and liabilities at fair value in accordance with the “Valuation Methods” below.  All valuations are determined under the direction of Management, in accordance with the valuation methods.
The Fund's loans are valued in connection with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law. On a quarterly basis, Management will submit to the Board a “Valuation Report” and "Valuation Notes," which details the rationale for the valuation of debt and equity investments.

As of December 31, 2016 and 2015, the financial statements include nonmarketable investments ($24.2 million and $95.0 million or approximately 88% and 95% of the total assets) with fair values determined by the Manager in the absence of readily determinable market values.  Because of the illiquidity of the Fund's investments, a substantial portion of its assets are carried at fair value as determined by the Manager in accordance with the Fund's policy as approved by the Board. Due to the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants. There is no secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management considers the fact that no ready market exists for substantially all of the loans held by the Fund. Management determines whether to adjust the estimated fair value of a loan based on a number of factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. The amount of any valuation adjustment considers liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in the size of the loan and increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund's policy is to place a loan on non-accrual when the portfolio company is delinquent for three months on its monthly loan payment, or ceases or drastically curtails its operation and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recorded if and when the proceeds exceed the book value of loans.

If a borrower of a non-accrual loan resumes making regular payments and is deemed by Management to have the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status. Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

As of December 31, 2016, loans with a cost basis of $20.5 million and a fair value of $7.1 million, have been classified as non-accrual. As of December 31, 2015, loans with a cost basis of $20.9 million and a fair value of $7.0 million, have been classified as non-accrual, respectively.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings, and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3 years prior to October 1, 2014 and 3.5 years from October 1, 2014 to December 31, 2016. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The Fund engages an independent valuation company to provide valuation assistance including an evaluation of the
Fund's valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. The independent valuation company calculates several of the inputs used such as volatility and risk-free rate. Upon the receipt of such data from the valuation company, a sample test is performed to ensure the accuracy of their calculations and that the source of data is reliable and consistent with the way in which the calculations were made in prior periods. Such inputs are entered into the database with a second review to ensure the accuracy of the input information. All calculations of warrant values are performed by one employee and reviewed by a second employee. The inputs of the modified Black-Scholes option pricing model are reevaluated every quarter.

Other Assets and Liabilities

Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs are amortized over the term of the facility.

As of December 31, 2016 and 2015, the fair values of Other Assets and Liabilities are estimated at their carrying values because of their short-term nature of these assets or liabilities.

As of December 31, 2016 and 2015, based on borrowing rates available to the Fund, which are Level 2 inputs, the estimated fair value of the borrowings under the debt facility was $0.0 million and $40.4 million, respectively.

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
Interest Rate Cap Agreements

On September 30, 2014, the Fund entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in Interest Rate Caps in the Statements of Assets and Liabilities. The changes in fair value are recorded in Net change in unrealized gain (loss) from investments in the Statements of Operations. The monthly interest received on the interest rate cap contracts is also recorded in Net realized loss from investments in the Statements of Operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility have been allocated over the estimated life of the facility, which was originally determined to be January 2014. Starting in October 2011, the estimated life of the facility changed to September 2014. The debt facility was extended again on September 23, 2014 and then on September 30, 2014, it was amended, restated and renewed through March 23, 2017. Deferred bank fees and costs associated with the renewal of the debt facility were amortized over the life of the renewed facility and the remaining unamortized costs were expensed in August 5, 2016 when the facility was paid off and terminated.

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

In December 2016, the FASB released an accounting standards update (ASU) that makes technical changes to various sections of the ASC, including Topic 820, Fair Value Measurement. The changes to Topic 820 are intended to clarify the difference between a valuation approach and a valuation technique. The changes to ASC 820-10-50-2 require a reporting entity to disclose, for Level 2 and Level 3 fair value measurements, a change in either or both a valuation approach and a valuation technique and the reason(s) for the change. The changes to
Topic 820 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. At this time, management is evaluating the implications of the ASU and has not yet determined its impact on the financial statements and disclosures.
3.  SCHEDULES OF INVESTMENTS
As of December 31, 2016, all loans were made to non-affiliates as follows:

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 12/31/2016	Value 12/31/2016	Maturity Date
Computers & Storage
D-Wave Systems, Inc. **		$197,224	$197,224	2/1/2017
HyperGrid, Inc.		328,221	328,221	6/1/2017
Subtotal:	1.9%	$525,445	$525,445

Internet
Cowboy Analytics, LLC		$544,092	$544,092	*
CustomMade Ventures Corp.		687,276	687,276	*
Digital Caddies, Inc. **		0	987,584	*
FanBridge, Inc.		300,000	340,140	*
Giddy Apps, Inc.		10,000	999,454	*
Giveforward, Inc.		0	346,472	*
Kiwi Crate, Inc.		535,822	535,822	4/1/2018
Leading Ed Inc.		2,735	2,735	*
Lightside Games, Inc.		0	109,230	*
Monetate, Inc.		1,546,197	1,546,197	6/1/2018
Pixalate, Inc.		27,919	27,919	3/1/2017
Playstudios, Inc.		1,213,425	1,213,425	6/1/2018
Quantcast Corp.		929,202	929,202	4/1/2017
Quri, Inc.		976,446	976,446	6/1/2018
Radius Intelligence, Inc.		617,379	617,379	10/1/2017
Rivet Games, Inc.		8,582	102,582	*
THECLYMB		618,808	618,808	10/1/2017
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	36.1%	$9,803,906	$12,977,786

Medical Devices
AxioMed, LLC		14,238	14,238	*
MimOSA, Inc.		49,706	209,706	*
Redox Medical, Inc.		195,000	3,602,382	*
Subtotal:	1.0%	$258,944	$3,826,326

Other Healthcare
Cogito Corporation		63,307	63,307	4/1/2017
Hi.Q, Inc.		745,642	745,642	6/1/2018
Physician Software Systems, LLC		75,000	158,223	*
Therapydia, Inc.		96,428	96,428	10/1/2017
Subtotal:	3.6%	$980,377	$1,063,600

Other Technology
Beeline Bikes, Inc.		$32,635	$32,635	6/1/2017
Daylight Solutions, Inc.		578,454	578,454	8/1/2017
InsideTrack, Inc.		348,324	348,324	9/1/2017
Lumo BodyTech, Inc.		527,793	527,793	12/1/2017
Neuehouse, LLC		861,755	861,755	7/1/2017
nWay, Inc.		259,194	690,907	*
Pinnacle Engines, Inc.		404,280	404,280	12/1/2017
Prana Holdings, Inc.		256,816	1,188,816	*
Scoot Networks, Inc.		55,920	55,920	3/1/2017
Skully, Inc.		12,925	128,667	*
Zeachem		0	2,759,807	*
Subtotal:	12.3%	$3,338,096	$7,577,358

Security
Agari Data, Inc.		$336,977	$336,977	9/1/2017
Guardian Analytics, Inc.		2,171,055	2,171,055	2/1/2019
Subtotal:	9.2%	$2,508,032	$2,508,032

Software
Appconomy, Inc.		$0	$1,839,362	*
Atigeo Corporation		870,000	1,170,880	*
Beanstock Media, Inc.		100,000	1,322,744	*
Corduro, Inc.		7,500	72,212	*
gloStream, Inc.		607,581	895,066	*
Mintigo, Inc.**		579,953	579,953	1/1/2018
Nectar Holdings, Inc.		381,833	381,833	12/1/2017
OrderGroove, Inc.		386,343	386,343	12/1/2017
SoundHound, Inc.		607,933	607,933	5/1/2017
StreetLight Data, Inc.		86,096	86,096	4/1/2017
ZeroTurnaround USA, Inc.**		800,381	800,381	6/1/2018
Subtotal:	16.3%	$4,427,620	$8,142,803

Technology Services
Akademos, Inc.***		$232,217	$232,217	6/1/2017
Blue Technologies Limited		163,071	163,071	6/1/2017
BountyJobs, Inc.		148,292	148,292	10/1/2017
FSA Store, Inc.		398,418	398,418	9/1/2017
Rated People, Ltd.**		1,296,739	1,296,739	*
TiqIQ, Inc.		80,696	80,696	7/1/2017
Subtotal:	8.5%	$2,319,433	$2,319,433

Wireless
Azumio, Inc.		$16,000	$357,301	*
Kicksend Holdings		0	61,475	*
InfoReach, Inc.		68,886	68,886	3/1/2017
Subtotal:	0.4%	$84,886	$487,662

Total Loan (Cost of $37,628,445):	89.3%	$24,246,739	$39,428,445
Interest Rate Caps (Cost of $23,000)	0.0%	1,489	23,000

Total Investment (Cost of $37,651,445)	89.3%	$24,248,228	$39,451,445

*As of December 31, 2016, loans with a costs basis of $20.5 million and fair value of $7.1 million have been classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
** Indicates assets that the Fund deems "non-qualifying assets" under Section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 11.2% of the Fund's assets represented non-qualifying assets. As part of this calculation, the denominator consists of all eligible portfolio companies as defined in Section 2(a)(46); the numerator consists of total assets less the assets described in Section 55(a)(7).
*** Indicates assets that are not senior loans.
As of December 31, 2015, all loans were made to non-affiliates as follows:

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 12/31/15	Value12/31/15	Maturity Date
Computers & Storage
Clustrix, Inc.		$ 1,258,439	$ 1,258,439	5/1/2017
D-Wave Systems, Inc. **		1,003,360	1,003,360	2/1/2017
Gridstore, Inc.		913,030	913,030	6/1/2017
Veloxum, Inc.		0	416,093	*
Subtotal:	5.4%	$ 3,174,829	$ 3,590,922

Enterprise Networking
Apprion, Inc.		$ 147,799	$ 147,799	4/1/2016
Subtotal:	0.3%	$ 147,799	$ 147,799

Internet
CustomMade Ventures Corp.		$ 687,276	$ 687,276	*
DailyFeats, Inc.		18,441	18,441	1/1/2016
Digital Caddies, Inc. **		0	987,584	*
FanBridge, Inc.		453,896	643,896	*
Giddy Apps, Inc.		1,063,297	1,063,297	12/1/2017
Giveforward, Inc.		406,113	406,113	7/1/2017
Grovo Learning, Inc.		522,397	522,397	3/1/2017
HEXAGRAM 49, Inc.		18,716	18,716	1/1/2016
InsideVault, Inc.		259,715	259,715	5/1/2017
Kitsy Lane, Inc.		39,441	169,441	*
Kiwi Crate, Inc.		814,731	814,731	4/1/2018
Lightside Games, Inc.		54,230	127,230	*
Madison Reed, Inc.		1,276,132	1,276,132	6/1/2018
Monetate, Inc.		2,475,198	2,475,198	6/1/2018

Navigating Cancer, Inc.		184,646	184,646	7/1/2016
Osix Corp.		57,340	57,340	10/1/2016
Piryx, Inc.		1,187,196	1,467,196	*
Pixalate, Inc.		227,339	227,339	3/1/2017
Playstudios, Inc.		2,065,680	2,065,680	6/1/2018
Quantcast Corp.		3,404,740	3,404,740	4/1/2017
Quri, Inc.		1,696,743	1,696,743	6/1/2018
Radius Intelligence, Inc.		1,257,560	1,257,560	10/1/2017
Rivet Games, Inc.		63,082	130,082	*
Schooltube, Inc.		0	108,222	*
Schoola, Inc.		102,300	102,300	12/1/2016
Smart Lunches, Inc.		63,640	63,640	6/1/2016
Sociable Labs, Inc.		113,422	113,422	7/1/2016
THECLYMB		870,456	870,456	10/1/2017
Weddington Way, Inc.		306,628	306,628	11/1/2016
WHI, Inc.		1,160,565	1,160,565	7/1/2017
YouDocs Beauty, Inc.***		1,061,305	1,192,024	*
Yourmechanic, Inc.		151,324	151,324	7/1/2017
Subtotal:	37.7%	$ 22,063,549	$ 24,030,073

Medical Devices
AxioMed, LLC		$ 14,238	$ 1,560,238	*
Blockade Medical, LLC		347,432	347,432	9/1/2017
Hourglass Technology, Inc.		0	872,325	*
MimOSA, Inc.		109,833	209,833	12/1/2016
Redox Medical, Inc.		250,000	3,600,000	*
Subtotal:	1.2%	$ 721,503	$ 6,589,828

Other Healthcare
Cogito Health, Inc.		$ 309,223	$ 309,223	4/1/2017
Health Integrated, Inc.		1,305,577	1,305,577	10/1/2017
HealthEquityLabs, Inc.		949,393	949,393	6/1/2018
Mulberry Health, Inc.		3,436,073	3,436,073	12/1/2017
Physician Software Systems, LLC		321,221	321,221	7/1/2017
Practice Fusion, Inc.		1,604,096	1,604,096	6/1/2016
Project Healthy Living, Inc.		444,667	444,667	10/1/2016
Therapydia, Inc.		352,299	352,299	10/1/2017
Urgent Care Centers of New England, Inc.		3,050,202	3,050,202	9/1/2018
Subtotal:	20.1%	$ 11,772,751	$ 11,772,751

Other Technology
21, Inc.		$ 10,680,985	$ 10,680,985	9/1/2017
Automatic Labs, Inc.		401,358	401,358	12/1/2016
Beeline Bikes, Inc.		89,107	89,107	6/1/2017
Daylight Solutions, Inc.		1,338,564	1,338,564	8/1/2017
eco.logic brands, inc.		375,524	375,524	6/1/2017
General Assembly, Inc.		1,045,212	1,045,212	12/1/2016
InsideTrack, Inc.		906,204	906,204	9/1/2017

LanzaTech New Zealand Ltd.**		2,167,522	2,167,522	7/1/2016
Lumo BodyTech, Inc.		987,135	987,135	12/1/2017
Neuehouse, LLC		2,609,757	2,609,757	7/1/2017
nWay, Inc.		1,049,777	1,049,777	3/1/2018
Pinnacle Engines, Inc.		870,363	870,363	12/1/2017
Prana Holdings, Inc.		2,280,795	2,280,795	7/1/2016
Scoot Networks, Inc.		253,204	253,204	3/1/2017
Skully, Inc.		161,357	161,357	7/1/2017
Sproutling, Inc.		483,241	483,241	1/15/2016
Tribogenics, Inc.		471,201	471,201	9/1/2016
Zeachem		0	3,023,096	*
YPX Cayman Holdings Co. **		177,626	177,626	4/1/2016
Subtotal:	45.0%	$ 26,348,932	$ 29,372,028

Security
Agari Data, Inc.		$ 734,959	$ 734,959	9/1/2017
Guardian Analytics, Inc.		2,124,840	2,124,840	2/1/2019
Uplogix, Inc.		421,843	1,121,843	*
Subtotal:	5.6%	$ 3,281,642	$ 3,981,642

Software
3Scale, Inc.		$ 594,565	$ 594,565	9/1/2017
Appconomy, Inc.		400,000	1,839,362	*
Atigeo Corporation		2,088,385	2,088,385	9/1/2017
Beanstock Media, Inc. ***		85,000	1,322,744	*
BlazeMeter, Inc. **		697,581	697,581	1/1/2018
ClearPath, Inc.		95,856	95,856	5/1/2016
Clypd, Inc.		291,458	291,458	11/1/2016
Corduro, Inc.		12,212	102,212	*
Encoding.com, Inc.		239,707	239,707	11/1/2016
gloStream, Inc.		786,295	1,086,295	*
Innerworkings, Inc.		0	326,744	*
MediaPlatform, Inc.		165,244	165,244	9/1/2016
Mintigo, Inc.**		1,048,984	1,048,984	1/1/2018
Nectar Holdings, Inc.		872,439	872,439	12/1/2017
OrderGroove, Inc.		704,374	704,374	12/1/2017
Palantir Technologies, Inc.		1,865,160	1,865,160	4/1/2016
SCVNGR, Inc.		887,926	887,926	10/1/2016
SoundHound, Inc.		2,026,388	2,026,388	5/1/2017
STG-Impact Holdings Corp.		2,094,582	2,094,582	1/21/2016
StreetLight Data, Inc.		378,297	378,297	4/1/2017
Top Hat Monocle Corp.**		253,954	253,954	7/1/2016
Workspot, Inc.		78,658	78,658	9/1/2016
ZeroTurnaround USA, Inc.**		1,252,981	1,252,981	6/1/2018
Subtotal:	28.9%	$ 16,920,046	$ 20,313,896

Technology Services
Akademos, Inc.***		$ 598,955	$ 598,955	6/1/2017

Amped, Inc.		1,036,377	1,036,377	11/1/2017
BidPal, Inc.		229,075	229,075	7/1/2016
Blazent, Inc.		184,686	184,686	5/1/2016
Blue Technologies Limited**		453,140	453,140	6/1/2017
BountyJobs, Inc.		332,991	332,991	10/1/2017
Callisto Media, Inc.		248,078	248,078	9/1/2016
FSA Store, Inc.		833,766	833,766	9/1/2017
Grassroots Unwired, Inc.		27,182	27,182	8/1/2016
Maxi Mobility, Inc.		63,044	63,044	7/1/2016
Rated People, Ltd.**		1,050,689	1,395,689	*
Stackstorm, Inc.		211,072	211,072	1/1/2018
TiqIQ, Inc.		172,041	172,041	7/1/2017
Subtotal:	9.3%	$ 5,441,096	$ 5,786,096

Wireless
Azumio, Inc.		$ 372,598	$ 472,598	*
GPShopper, LLC		317,990	317,990	7/1/2017
InfoReach, Inc.		264,276	264,276	3/1/2017
Kicksend Holdings		31,476	61,475	*
SpiderCloud Wireless, Inc.		4,147,495	4,147,495	7/1/2017
Subtotal:	8.9%	$ 5,133,835	$ 5,263,834
Total Loan (Cost of $109,048,869):	162.4%	95,005,982	110,848,869
Interest Rate Caps (Costs of 115,000)	0.0%	25,340	115,000
Total Investments (Cost of $109,163,869)	162.4%	$ 95,031,322	$ 110,963,869

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
4. FAIR VALUE DISCLOSURES
Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working capital up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  As of December 31, 2016 and 2015, the Fund's investments in loans are primarily to companies based within the United States and are diversified among borrowers in the industries shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors, except for Akademos, Inc., while senior to unsecured creditors, is junior to other secured creditors.
The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers. As a result, the Fund is generally subject to general credit risk associated with such companies.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded.  Each loan drawn under a commitment has a different maturity date and amount.  For the years ended December 31, 2016 and 2015, the weighted average interest rate on performing loans was 17.26% and 18.44% respectively. These rates were inclusive of both cash and non-cash interest income. For the years ended December 31, 2016 and 2015 the cash portion was 12.51% and 14.20%, respectively.  Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
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

All loans as of December 31, 2015 were pledged as collateral for the debt facility, and the Fund's borrowings were generally collateralized by all assets of the Fund. The debt facility was paid off on August 5, 2016.  As of December 31, 2016 and 2015, the Fund had unexpired unfunded commitments to borrowers of $0.0 million and $1.8 million respectively.
Valuation Hierarchy

Under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) 820-10, the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the year ended December 31, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments by industry as of December 31, 2016. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2016	Methodologies	Unobservable Input	Amount or Range
Computer & Storage	$525,445	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	21%

Internet	$9,803,906	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$1,192,024

Medical Devices	$258,944	Liquidation	Investment Collateral	$14,238-$195,000

Other Healthcare	$980,377	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%
		Liquidation	Investment Collateral	$75,000

Other Technology	$3,338,096	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$259,194

Security	$2,508,032	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%

Software	$4,427,620	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$870,000

Technology Services	$2,319,433	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$1,296,739

Wireless	$84,886	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$16,000

	$24,246,739

The following table provides quantitative information about the Fund's Level 3 fair value measurements of the Fund's investments as of December 31, 2015. In addition to the techniques and inputs noted in the table below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2015	Methodologies	Unobservable Input	Amount or Range
Computer & Storage	$3,174,829	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	20%
		Liquidation	Investment Collateral	$0

Internet	$22,063,549	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$1,187,196

Other Healthcare	$11,772,751	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%

Other Technology	$26,348,932	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0

Software	$16,920,046	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0-$786,295

Technology Services	$5,441,096	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$1,050,689

Wireless	$5,133,835	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$31,476-$372,598

Security	$3,281,642	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$421,843

Other (*)	$869,302	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$250,000

	$95,005,982

(*) Other loans are comprised of companies in the Enterprise Networking and Medical Device industries.

The following tables present the balances of assets as of December 31, 2016 and 2015 measured at fair value on a recurring basis:

As of December 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$24,246,739	$24,246,739
Interest rate caps	—	1,489	—	1,489
Cash equivalents	2,927,861	—	—	2,927,861
Total assets	$2,927,861	$1,489	$24,246,739	$27,176,089

As of December 31, 2015	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$95,005,982	$95,005,982
Interest rate caps	—	25,340	—	25,340
Cash equivalents	2,646,011	—	—	2,646,011
Total assets	$2,646,011	$25,340	$95,005,982	$97,677,333

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2016
	Loans	Convertible Notes	Warrants	Stock
Beginning balance	$95,005,982	$—	$—	$—
Acquisitions and originations		1,328,157	30,172	527,768
Principal reductions and discount amortizations	(64,983,597)	—	—	—
Distributions to shareholder	—	(1,328,157)	(30,172)	(527,768)
Net change in unrealized loss from investments	661,182	—	—	—
Net realized loss from investments	(6,436,828)	—	—	—
Ending balance	$24,246,739	$—	$—	$—
Net change in unrealized loss on investment relating to investment still held at December 31, 2016	$2,172,202

	For the Year Ended December 31, 2015
	Loans	Convertible Notes	Warrants	Stock
Beginning balance	$227,745,693	$—	$—
Acquisitions and originations	3,362,500	272,740	994,082	742,227
Principal reductions and discount amortizations	(124,469,537)	—	—	—
Distributions to shareholder		(272,740)	(994,082)	(742,227)
Net change in unrealized loss from investments	(1,879,875)	—	—	—
Net realized loss from investments	(9,752,799)	—	—	—
Ending balance	$95,005,982	$—	$—	$—
Net change in unrealized loss on investment relating to investment still held at December 31, 2015	$(4,188,666)
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
6.  CAPITAL STOCK
As of December 31, 2016, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company is $294.0 million.  Total contributed capital to the Company through December 31, 2016 was $279.30 million, of which $241.5 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the years ended December 31, 2016, 2015 and 2014.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash distributions	$29,900,000	$86,000,000	$83,800,000
Distributions of equity securities and convertible notes	1,886,097	2,009,049	8,475,282

Total distributions to shareholder	$31,786,097	$88,009,049	$92,275,282
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

The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirety on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month repayment plan and a subsequent 18-month amortized repayment plan. The size of the facility was reduced to $84 million on April 15, 2015, $74 million on June 12, 2015, $64 million on July 21, 2015 and $54 million on August 20, 2015, and by $3 million per month from October 23, 2015 to April 23, 2016, by $10 million on May 18, 2016, by $2.1 million on May 23, 2016 and June 23, 2016. The facility was paid off and the Fund terminated the facility on August 5, 2016. As of December 31, 2016, the debt facility balance is zero.

Amounts borrowed under the Loan Agreement may be, at the option of the Fund, either Reference Rate Loans or LIBOR loans at an annual rate of either LIBOR rate plus 2.75% or the Reference Rate plus 1.75%. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one percent (1.0%), and (b) the rate most recently announced by Union Bank, N.A at its corporate headquarters as the “Union Bank, N.A. Reference Rate”. A LIBOR Rate Loan is defined as a Loan bearing interest at the prevailing LIBOR rate determined by Union Bank, N.A. to be the per annum rate (rounded upward to the nearest one-hundredth of one percent (1/100%)) at which Dollar deposits in immediately available funds and in lawful money of the United States would be offered to Union Bank, N.A., on behalf of Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA, outside of the United States at approximately 11:00 a.m. (LIBOR time) three (3) Business Days before the first day of such LIBOR Loan Period, in an amount approximately equal to the principal amount of, and for a length of time approximately equal to the LIBOR Loan Period for, the LIBOR Loan sought by the Fund.

Bank fees of $280,000 and legal fees of $59,983 were incurred in connection with the renewal of the facility on September 30, 2014. The bank fees and other costs incurred were capitalized and amortized to interest expense on a straight line basis over the expected life of the facility. They were fully amortized when the debt facility was terminated on August 5, 2016.

8. MANAGEMENT AND RELATED PARTIES

Management
As compensation for its services to the Fund, the Manager receives a management fee (“Management Fee”) computed and paid at the end of each quarter at an annual rate of 2.5 percent of the Company's committed equity capital (regardless of when or if the capital is called) as of the last day of each fiscal quarter in a two-year period commencing with the first capital closing, which took place on June 29, 2010.  Following this two-year period, Management Fees are calculated and paid at the end of each quarter at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each quarter.  Management Fees of $1.2 million, $3.7 million and $7.0 million were recognized as expenses for years ended December 31, 2016, 2015 and 2014, respectively.
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
Transactions with Venture Lending & Leasing V, Inc. (“Fund V”)
The Manager also served as investment manager for Fund V which was dissolved on August 6, 2014.  However, prior to the dissolution of Fund V, the Fund's Board of Directors determined that so long as Fund V had capital available to invest in loan transactions with final maturities earlier than December 31, 2015, the Fund would invest in each portfolio company in which Fund V invested

(“Investments”).  Initially the amount of each Investment was allocated 50% to the Fund and 50% to Fund V so long as Fund V had capital available to invest.  After February 2011, Fund V was no longer permitted to enter into new commitments to borrowers; after June 2014, the Fund was no longer permitted to enter into new commitments to borrowers.  All commitments by the Fund to the borrowers are now expired.

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII.  The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved), the Fund will invest in each portfolio company in which Fund VII invests (“Investments”).  Initially the amount of each Investment has been allocated 50% to the Fund and 50% to Fund VII so long as the Fund had capital available to invest.  After June 2014, the Fund is no longer permitted to enter into new commitments to borrowers. All commitments by the Fund to the borrowers are now expired.  While investing the Fund's capital in the same companies in which Fund VII is also investing could provide the Fund with greater diversification and access to larger transactions, it could also result in a slower pace of investment than would be the case if the Fund were investing in companies by itself.

Intercreditor Agreements

In each transaction in which both the Fund and Fund V or Fund VII (or the Fund and a successor fund) invest or in which the other lender has either invested or may later invest, it is expected that the Fund and Fund V or Fund VII (or the Fund and a successor fund) will enter into an intercreditor agreement pursuant to which the Fund and Fund V or Fund VII (or the Fund and a successor fund) will cooperate in pursuing their remedies following a default by the common borrower.  Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law.  Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund and Fund V or Fund VII (or the Fund and a successor fund) pro rata in accordance with the amounts of their respective investments.  An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).  As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds.  In addition, because the Fund and Fund V or Fund VII (or the Fund and a successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one.  Any additional administrative costs or burdens resulting from there may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.

To the extent that clients, other than Fund V or Fund VII (or the Fund and a successor fund), advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including a majority of the disinterested directors).
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

For the years ended December 31, 2016, 2015 and 2014, the derivative financial instruments had the following effect on our Statement of Operations:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized	2016	2015	2014
Interest rate swap agreements	Net realized gain (loss) from investments	$—	$—	$(696,351)
Interest rate swap agreements	Net change in unrealized gain (loss) from investments	$—	$—	$853,099

10. INTEREST RATE CAP AGREEMENTS
The Fund had entered into two interest rate cap contracts with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A. to cap floating interest rates at 0.7%. The purpose of the interest rate cap contract is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. There were not any additional contracts entered into since September 30, 2014. The notional principal amount decreases as the expected outstanding balance under the debt facility decreases. As of December 31, 2016, the notional principal amount was $9.0 million. The Fund paid upfront fees of $230,000 which are amortized on a straight line basis over the life of the instrument and receives from the counterparty a payment of interest amounts above the 0.7% cap based on 30-day LIBOR. Payments, if necessary are made monthly and will terminate on March 23, 2017. As of December 31, 2016, the 30 day LIBOR rate was 0.77111%.

The average notional amount outstanding was $19.7 million and $55.1 million for the year ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, and 2015, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	December 31, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap agreements	Interest Rate Caps	$1,489	Interest Rate Caps	$25,340

For the years ended December 31, 2016 ,2015 and 2014, the derivative financial instruments had the following effect on our Statement of Operations:

		Year Ended December 31,
Derivatives Not Designated as Hedging Instruments:	Location of Loss Recognized	2016	2015	2014
Interest rate cap agreements	Change in unrealized gain (loss) from investments	$68,149	$(32,504)	$(57,156)

11. TAX STATUS
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

As of December 31, 2016:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$37,628,445	$0	$(13,381,706)	$(13,381,706)	$24,246,739
Interest Rate Caps	23,000	—	(21,511)	(21,511)	1,489
Total	$37,651,445	$0	$(13,403,217)	$(13,403,217)	$24,248,228

As of December 31, 2015 :

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$109,048,869	$0	$(14,042,887)	$(14,042,887)	$95,005,982
Interest Rate Caps	115,000	—	(89,660)	(89,660)	25,340
Total	$109,163,869	$0	$(14,132,547)	$(14,132,547)	$95,031,322

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

Through December 31, 2016, the Fund had no undistributed earnings. Additionally, for the year ended December 31, 2016, distributions were made in excess of distributable earnings by $32.1 million. The Fund may return capital. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of December 31, 2016, the Fund had no uncertain tax positions. As of December 31, 2016, the Fund had no capital loss carry forwards.

The Fund's tax years open to examination by federal tax authorities for the years 2012 and forward and California tax authorities for the years 2011 and forward.
12. FINANCIAL HIGHLIGHTS
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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012

Total return	0.47%	11.23%	23.38%	19.26%	17.74%

Per share amounts:
Net asset value, beginning of year	$585.05	$1,370.15	$1,943.66	$1,959.29	$1,314.09
Net investment income	61.31	211.65	376.22	455.14	316.56
Net realized and change in unrealized loss from investments	(57.07)	(116.66)	(26.98)	(109.57)	(59.07)
Net increase in net assets resulting from operations	4.24	94.99	349.24	345.57	257.49
Distributions of income to shareholder	3.06	(114.11)	(349.34)	(408.12)	(295.94)
Return of capital to shareholder	(320.92)	(765.98)	(573.41)	(33.08)	(126.35)
Contributions from shareholder	—	—	—	80.00	810.00
Net asset value, end of year	$271.43	$585.05	$1,370.15	$1,943.66	$1,959.29

Net assets, end of year	$27,142,734	$58,505,200	$137,015,488	$194,365,857	$195,928,871

Ratios to average net assets:
Expenses	5.73%	7.13%	7.23%	7.20%	7.84%
Net investment income	14.05%	22.55%	22.67%	23.48%	20.23%
Portfolio turnover rate	0.00%	0.19%	0%	0%	0%
Average debt outstanding *	$25,125,000	$69,715,384	$119,884,615	$137,823,077	$108,461,538

(*) for periods through which debt was still outstanding
13. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.