Form 10-Q
period 2017-03-31
Venture Lending & Leasing VI, Inc.
filed 2017-05-15
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2017
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2017 and December 31, 2016

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2017 and 2016

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2017 and 2016

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2017 and 2016

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $29,665,124 and $37,628,445)	$16,897,985	$24,246,739
Interest Rate Caps (Cost of $0 and $23,000)	—	1,489
Total Investments (Cost of $29,665,124 and $37,651,445)	16,897,985	24,248,228
Cash and cash equivalents	5,336,997	2,927,861
Other assets	464,854	492,013

Total assets	22,699,836	27,668,102

LIABILITIES
Accrued management fees	141,874	172,926
Accounts payable and other accrued liabilities	303,614	352,442

Total liabilities	445,488	525,368

NET ASSETS	$22,254,348	$27,142,734

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Unrealized depreciation on investments	(12,767,139)	(13,403,217)
Distribution in excess of net investment income	(206,503,513)	(200,979,049)
Net assets (equivalent to $222.54 and $271.43 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$22,254,348	$27,142,734

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

INVESTMENT INCOME:
Interest on loans	$1,242,478	$3,102,628
Other interest and other income	8,064	3,722
Total investment income	1,250,542	3,106,350

EXPENSES:
Management fees	141,874	460,152
Interest expense	23,000	340,074
Banking and professional fees	137,128	88,232
Other operating expenses	28,180	24,598
Total expenses	330,182	913,056
Net investment income	920,360	2,193,294

Net realized loss from investments	(443,798)	(1,042,091)
Net change in unrealized gain (loss) from investments	636,078	(160,266)
Net realized and change in unrealized gain (loss) from investments	192,280	(1,202,357)

Net increase in net assets resulting from operations	$1,112,640	$990,937
Net increase in net assets resulting from operations per share	$11.13	$9.91
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net increase in net assets resulting from operations:
Net investment income	$920,360	$2,193,294
Net realized loss from investments	(443,798)	(1,042,091)
Net change in unrealized gain (loss) from investments	636,078	(160,266)

Net increase in net assets resulting from operations	1,112,640	990,937

Distributions of income to shareholder	(476,562)	(1,151,205)
Return of capital to shareholder	(5,524,464)	(14,855,224)
Decrease in capital transactions	(6,001,026)	(16,006,429)

Total decrease in net assets	(4,888,386)	(15,015,492)

Net assets
Beginning of period	27,142,734	58,505,200

End of period (undistributed net investment income of $0 and $0)	$22,254,348	$43,489,708

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$1,112,640	$990,937
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	443,798	1,042,091
Net change in unrealized (gain) loss from investments	(636,078)	160,266
Amortization of deferred costs related to borrowing facility	23,000	56,998
Net decrease in other assets	27,159	163,404
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(79,880)	(201,037)
Origination of loans		—
Principal payments on loans	7,517,112	24,881,132
Acquisition of equity securities		—
Net cash provided by operating activities	8,407,751	27,093,791
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(6,000,000)	(16,000,000)
Payment received from interest rate caps	1,385	—
Repayment of debt facility	—	(10,800,000)
Net cash used in financing activities	(5,998,615)	(26,800,000)
Net increase in cash and cash equivalents	2,409,136	293,791
CASH AND CASH EQUIVALENTS:
Beginning of period	2,927,861	2,646,011
End of period	$5,336,997	$2,939,802
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$—	$328,794
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$1,026	$6,429
Receipt of equity securities as repayment of loans	$1,026	$6,429

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing VI, Inc. (the “Fund”), was incorporated in Maryland on January 11, 2010 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended ("1940 Act") and is managed by Westech Investment Advisors, LLC, formerly known as Westech Investment Advisors, Inc. (“Manager” or “Management”). The Fund will be dissolved on December 31, 2020 unless an election is made to dissolve earlier by the Board of Directors of the Fund (the “Board”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing VI, LLC (the “Company”).  Prior to commencing its operations on June 29, 2010, the Fund had no operations other than the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in January 2010.  This issuance of stock was a requirement to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on April 13, 2010.

In the Manager's opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2017 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2016.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to prior period financial information to conform with the current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds which are valued at the most recently traded price prior to the valuation date. Within cash and cash equivalents, as of March 31, 2017, the Fund held $5,336,997 units in Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.42%, which represents 23.98% of the net assets of the Fund.

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

As of March 31, 2017 and December 31, 2016, the financial statements include nonmarketable investments of $16.9 million and $24.2 million, respectively (or 74% and 88% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no secondary market for the loans made by the Fund to borrowers, Management determines fair value based on hypothetical markets. Venture loans are generally held to maturity and are recorded at their estimated fair value. The determination of fair value is based on a number of factors including the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period other than in a forced sale. Management, in determining if adjustments to the estimated fair value of a loan are necessary, considers the fact that no ready market exists for substantially all of the investments held by the Fund along with a number of other factors including but not limited to the borrower's payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, as well as an evaluation of the general interest rate environment. In determining the valuation adjustment amount, Management performs a liquidation analysis based upon an analysis of the borrower’s credit and the expected recovery from such borrower, which considers several factors such as the nature and quality of the Fund's security interests in collateral, the estimated value of the Fund's collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, the increase in the estimated time to recovery, and the increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.
Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the portfolio company is delinquent for three months on its monthly loan payment or ceases or, in the opinion of Management, drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the interest received exceeds the book value of the loans.

If a borrower of a non-accrual loan resumes making regular payments and is deemed by Management to have the ability to service the loan on a sustainable basis, the loan is re-classified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

As of March 31, 2017, loans with a cost basis of $17.9 million and a fair value of $5.2 million, have been classified as non-accrual. As of December 31, 2016, loans with a cost basis of $20.5 million and a fair value of $7.1 million, have been classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three months ended March 31, 2017 and March 31, 2016, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The Fund engages an independent valuation company to provide valuation assistance with respect to the warrants received as part of loan consideration, including the evaluations of the Fund's valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. The independent valuation company calculates several of the inputs used such as volatility and risk-free rate.

Other Assets and Liabilities

For the year ended December 31, 2016, Other Assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs were amortized over the term of the facility, which was paid off on August 5, 2016.

As of March 31, 2017 and December 31, 2016, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

Commitment Fees

Unearned income and commitment fees on loans are recognized as additional interest on loans using the effective interest method over the term of the loan. When the first draw was made, the fee was treated as unearned income and is recognized as described above.

Deferred Bank Fees

The deferred bank fees and costs associated with the debt facility have been amortized over the estimated life of the facility, which was originally determined to be until January 2014. However, under the amendment in October 2011, the estimated life of the facility changed to September 2014. The debt facility was amended again on September 23, 2014 and then on September 30, 2014 with estimated life through March 23, 2017. Deferred bank fees and costs associated with the renewal of the debt facility were amortized over the estimated life of the renewed facility, but were fully recognized on August 5, 2016 when the debt facility was terminated. The deferred bank fees are included in Other Assets in the Condensed Statements of Assets and Liabilities. The amortization of these costs was recorded as interest expense in the Condensed Statements of Operations (see Note 7).

Interest Rate Cap Agreements

On September 30, 2014, the Fund entered into interest rate cap agreements which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in interest rate caps in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in Net change in unrealized gain (loss) from investments in the Condensed Statements of Operations. The interest received on the interest rate cap contracts, if any, is recorded in Net realized gain (loss) from investments in the Condensed Statements of Operations. Certain prior year amounts have been reclassified to conform to the current year presentation. As of March 31, 2017, no interest rate cap agreements remain outstanding.

Recent Accounting Pronouncements

In December 2016, the FASB released an accounting standards update (ASU) that makes technical changes to various sections of the ASC, including Topic 820, Fair Value Measurement. The changes to Topic 820 are intended to clarify the difference between a valuation approach and a valuation technique. The changes to ASC 820-10-50-2 require a reporting entity to disclose, for Level 2 and Level 3 fair value measurements, a change in either or both a valuation approach and a valuation technique and the reason(s) for the change. The changes to Topic 820 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. As of March 31, 2017, there was no change in either or both a valuation approach and a valuation technique in the portfolio loan investments of the Fund. Management does not believe that the adoption of this guidance to have a significant impact on the Funds financial statements.

3.	SCHEDULES OF INVESTMENTS

As of March 31, 2017, all loans were made to non-affiliates as follows (unaudited):

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 3/31/2017	Value 3/31/2017	Maturity Date
Computers & Storage
HyperGrid, Inc.		$167,291	$167,291	6/1/2017
Subtotal:	0.7%	167,291	167,291

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 3/31/2017	Value 3/31/2017	Maturity Date
Internet
Cowboy Analytics, LLC		$488,187	$488,187
CustomMade Ventures Corp.		687,276	687,276	*
Digital Caddies, Inc. **		0	987,584	*
FanBridge, Inc.		300,000	340,140	*
Giddy Apps, Inc.		10,000	999,454	*
Kiwi Crate, Inc.		445,941	445,941	4/1/2018
Leading Ed Inc.		0	2,735	*
Lightside Games, Inc.		0	109,230	*
Monetate, Inc.		1,289,749	1,289,749	6/1/2018
Playstudios, Inc.		978,651	978,651	6/1/2018
Quantcast Corp.		237,550	237,550	4/1/2017
Quri, Inc.		781,776	781,776	6/1/2018
Radius Intelligence, Inc.		440,713	440,713	10/1/2017
Rivet Games, Inc.		7,500	95,082	*
THECLYMB		496,463	496,463	10/1/2017
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	35.7%	$7,949,829	$10,773,554

Medical Devices
AxioMed, Inc.		$14,238	$14,238	*
MimOSA, Inc.		0	203,213	*
Redox Medical, Inc.		0	3,388,382	*
Subtotal:	0.1%	$14,238	$3,605,833

Other Healthcare
Cogito Corporation		$15,034	$15,034	4/1/2017
Hi.Q, Inc.		631,959	631,959	6/1/2018
Physician Software Systems, LLC		9,000	154,044	*
Therapydia, Inc.		50,238	50,238	10/1/2017
Subtotal:	3.2%	$706,231	$851,275

Other Technology
Beeline Bikes, Inc.		$16,714	$16,714	6/1/2017
Daylight Solutions, Inc.		368,710	368,710	8/1/2017
InsideTrack, Inc.		176,450	176,450	4/7/2017
Lumo BodyTech, Inc.		402,640	402,640	12/1/2017
Neuehouse, LLC		372,421	372,421	7/1/2017
nWay, Inc.		243,297	675,010	*
Pinnacle Engines, Inc.		274,686	274,686	12/1/2017
Prana Holdings, Inc.		162,500	945,066	*
Zeachem		0	2,759,807	*
Subtotal:	9.0%	$2,017,418	$5,991,504

Security
Guardian Analytics, Inc.		$1,962,394	$1,962,394	2/1/2019
Subtotal:	8.8%	$1,962,394	$1,962,394
Software
Appconomy, Inc.		$0	$1,839,362	*

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 3/31/2017	Value 3/31/2017	Maturity Date
Atigeo Corporation		870,000	1,170,880	*
Beanstock Media, Inc.		0	1,181,367	*
Corduro, Inc.		7,500	64,712	*
gloStream, Inc.		575,086	842,566	*
Mintigo, Inc.**		453,101	453,101	1/1/2018
Nectar Holdings, Inc.		219,161	219,161	12/1/2017
OrderGroove, Inc.		296,687	296,687	12/1/2017
SoundHound, Inc.		292,279	292,279	5/1/2017
StreetLight Data, Inc.		28,424	28,424	4/1/2017
ZeroTurnaround USA, Inc.**		677,664	677,664	6/1/2018
Subtotal:	15.4%	$3,419,902	$7,066,203

Technology Services
Akademos, Inc.***		$126,704	$126,704	6/1/2017
Blue Technologies Limited		83,139	83,139	6/1/2017
BountyJobs, Inc.		97,529	97,529	10/1/2017
FSA Store, Inc.		281,332	281,332	9/1/2017
TiqIQ, Inc.		55,783	55,783	7/1/2017
Subtotal:	2.9%	$644,487	$644,487

Wireless
Azumio, Inc.		$16,195	$341,108	*
Kicksend Holdings		0	61,475	*
Subtotal:	0.1%	$16,195	$402,583

Total Loan (Cost of $29,665,124):	75.9%	16,897,985	31,465,124

*As of March 31, 2017, loans with a cost basis of $17.9 million and a fair value of $5.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems "non-qualifying assets” under section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2017, 5.5% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) and denominator consists of total assets less the assets described in Section 55(a)(7).

*** Indicates assets that are not senior loans.

As of December 31, 2016, all loans were made to non-affiliates as follows:

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 12/31/2016	Value 12/31/2016	Maturity Date
Computers & Storage
D-Wave Systems, Inc. **		$197,224	$197,224	2/1/2017
HyperGrid, Inc.		328,221	328,221	6/1/2017
Subtotal:	1.9%	$525,445	$525,445

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 12/31/2016	Value 12/31/2016	Maturity Date
Internet
Cowboy Analytics, LLC		$544,092	$544,092
CustomMade Ventures Corp.		687,276	687,276	*
Digital Caddies, Inc. **		0	987,584	*
FanBridge, Inc.		300,000	340,140	*
Giddy Apps, Inc.		10,000	999,454	*
Giveforward, Inc.		0	346,472	*
Kiwi Crate, Inc.		535,822	535,822	4/1/2018
Leading Ed Inc.		2,735	2,735	*
Lightside Games, Inc.		0	109,230	*
Monetate, Inc.		1,546,197	1,546,197	6/1/2018
Pixalate, Inc.		27,919	27,919	3/1/2017
Playstudios, Inc.		1,213,425	1,213,425	6/1/2018
Quantcast Corp.		929,202	929,202	4/1/2017
Quri, Inc.		976,446	976,446	6/1/2018
Radius Intelligence, Inc.		617,379	617,379	10/1/2017
Rivet Games, Inc.		8,582	102,582	*
THECLYMB		618,808	618,808	10/1/2017
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	36.1%	$9,803,906	$12,977,786

Medical Devices
AxioMed, Inc.		14,238	14,238	*
MimOSA, Inc.		49,706	209,706	*
Redox Medical, Inc.		195,000	3,602,382	*
Subtotal:	1.0%	$258,944	$3,826,326

Other Healthcare
Cogito Corporation		63,307	63,307	4/1/2017
Hi.Q, Inc.		745,642	745,642	6/1/2018
Physician Software Systems, LLC		75,000	158,223	*
Therapydia, Inc.		96,428	96,428	10/1/2017
Subtotal:	3.6%	$980,377	$1,063,600

Other Technology
Beeline Bikes, Inc.		$32,635	$32,635	6/1/2017
Daylight Solutions, Inc.		578,454	578,454	8/1/2017
InsideTrack, Inc.		348,324	348,324	9/1/2017
Lumo BodyTech, Inc.		527,793	527,793	12/1/2017
Neuehouse, LLC		861,755	861,755	7/1/2017
nWay, Inc.		259,194	690,907	*
Pinnacle Engines, Inc.		404,280	404,280	12/1/2017
Prana Holdings, Inc.		256,816	1,188,816	*
Scoot Networks, Inc.		55,920	55,920	3/1/2017
Skully, Inc.		12,925	128,667	*
Zeachem		0	2,759,807	*
Subtotal:	12.3%	$3,338,096	$7,577,358

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 12/31/2016	Value 12/31/2016	Maturity Date
Security
Agari Data, Inc.		$336,977	$336,977	9/1/2017
Guardian Analytics, Inc.		2,171,055	2,171,055	2/1/2019
Subtotal:	9.2%	$2,508,032	$2,508,032

Software
Appconomy, Inc.		$0	$1,839,362	*
Atigeo Corporation		870,000	1,170,880	*
Beanstock Media, Inc.		100,000	1,322,744	*
Corduro		7,500	72,212	*
gloStream, Inc.		607,581	895,066	*
Mintigo, Inc.**		579,953	579,953	1/1/2018
Nectar Holdings, Inc.		381,833	381,833	12/1/2017
OrderGroove, Inc.		386,343	386,343	12/1/2017
SoundHound, Inc.		607,933	607,933	5/1/2017
StreetLight Data, Inc.		86,096	86,096	4/1/2017
ZeroTurnaround USA, Inc.**		800,381	800,381	6/1/2018
Subtotal:	16.3%	$4,427,620	$8,142,803

Technology Services
Akademos, Inc.***		$232,217	$232,217	6/1/2017
Blue Technologies Limited		163,071	163,071	6/1/2017
BountyJobs, Inc.		148,292	148,292	10/1/2017
FSA Store, Inc.		398,418	398,418	9/1/2017
Rated People, Ltd.**		1,296,739	1,296,739	*
TiqIQ, Inc.		80,696	80,696	7/1/2017
Subtotal:	8.5%	$2,319,433	$2,319,433

Wireless
Azumio, Inc.		$16,000	$357,301	*
Kicksend Holdings		0	61,475	*
InfoReach, Inc.		68,886	68,886	3/1/2017
Subtotal:	0.3%	$84,886	$487,662

Total Loan (Cost of $37,628,445):	89.3%	$24,246,739	$39,428,445
Interest Rate Caps (Cost of $23,000)	0.0%	1,489	23,000

Total Investment (Cost of $37,651,445)	89.3%	$24,248,228	$39,451,445

*As of December 31, 2016, loans with a cost basis of $20.5 million and a fair value of $7.1 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems "non-qualifying assets” under section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2016, 11.2% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) and denominator consists of total assets less the assets described in Section 55(a)(7).

*** Indicates assets that are not senior loans.
4. FAIR VALUE DISCLOSURES

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2017, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured creditors and and other secured creditors, except as indicated in the Schedule above. Loans to Akademos, Inc. are subordinated to other secured creditors.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. Therefore, even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies.

The Fund defines fair value as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale.

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended March 31, 2017 and March 31, 2016, the weighted-average interest rate on the performing loans was 15.55% and 15.46%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three months ended March 31, 2017 and March 31, 2016, the weighted-average interest rate on the cash portion of the interest income was 11.86% and 11.51%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

As of March 31, 2017 and December 31, 2016, the Fund had no unexpired unfunded commitments to borrowers.

Valuation Hierarchy

In accordance with FASB Accounting Standards Codification (“ASC”) 820-10 Fair Value Measurement, the Fund categorizes its fair value measurements in three-level hierarchy, which prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended March 31, 2017 and March 31, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of March 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	3/31/2017	Methodologies	Unobservable Input	Amount/Range

Internet	$7,949,829	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $1,192,024

Medical Devices	$14,238	Liquidation	Investment Collateral	$0- $14,238

Other Healthcare	$706,231	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%
		Liquidation	Investment Collateral	$9,000

Other Technology	$2,017,418	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$0-$243,297

Software	$3,419,902	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$870,000

Technology Services	$644,487	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%

Wireless	$16,195	Liquidation	Investment Collateral	$0- $16,195

Other (*)	$2,129,685	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%

Total	$16,897,985

(*) Other loans are comprised of companies in Computer Storage and Securities industries.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2016	Methodologies	Unobservable Input	Amount/Range

Computer & Storage	525,445	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	21%

Internet	$9,803,906	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0 - $1,192,024

Medical Devices	$258,944	Liquidation	Investment Collateral	$14,238 - $195,000

Other Healthcare	980,377	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%
		Liquidation	Investment Collateral	$75,000

Other Technology	3,338,096	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0 - $259,194

Security	2,508,032	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%

Software	$4,427,620	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17
		Liquidation	Investment Collateral	$0 - $870,000

Technology Services	2,319,433	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$1,296,739

Wireless	84,886	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0 - $16,000

Total	24,246,739

The following table presents the balances of assets as of March 31, 2017 and December 31, 2016 measured at fair value on a recurring basis:

As of March 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*		$—	$16,897,985	$16,897,985
Interest Rate Caps	—	—	—	—
Cash equivalents	5,336,997	—	—	5,336,997
Total	$5,336,997	$—	$16,897,985	$22,234,982

As of December 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$24,246,739	$24,246,739
Interest Rate Caps	—	1,489	—	1,489
Cash equivalents	2,927,861	—	—	2,927,861
Total	$2,927,861	$1,489	$24,246,739	$27,176,089

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2017
	Loans	Stock
Beginning balance	$24,246,739	$—
Acquisitions and originations	—	1,026
Principal reductions	(7,518,138)	—
Distribution to shareholder	—	(1,026)
Net change in unrealized gain from investments	614,567	—
Net realized loss from investments	(445,183)	—
Ending balance	$16,897,985	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2017	$152,352

	For the Three Months Ended March 31, 2016
	Loans	Warrants
Beginning balance	$95,005,982	$—
Acquisitions and originations	—	6,429
Principal reductions	(24,887,561)	—
Distribution to shareholder	—	(6,429)
Net change in unrealized loss from investments	(164,659)	—
Net realized loss from investments	(1,042,091)	—
Ending balance	$68,911,671	$—
Net change in unrealized loss on investments relating to investments still held at March 31, 2016	$(1,866,985)

Net change in unrealized loss from investments and Net realized loss from investments described above are recorded in Net change in unrealized loss from investments and Net realized loss from investments in the Statement of Operations.

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

As of March 31, 2017 and December 31, 2016, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of March 31, 2017, was $294.0 million.  Total contributed capital to the Company through March 31, 2017 and December 31, 2016 was $279.3 million, of which $241.5 million was contributed to the Fund.  The remaining $14.7 million in committed capital expired on June 29, 2015 as the five year anniversary passed. No further capital can be called.

The chart below shows the distributions of the Fund for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash distributions	$6,000,000	$16,000,000
Distributions of equity securities	1,026	6,429

Total distributions to shareholder	$6,001,026	$16,006,429

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

7. DEBT FACILITY

The Fund established a secured revolving loan facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA on September 23, 2011 (the "Loan Agreement").  Borrowings under the Loan Agreement are collateralized all assets of the Fund. The Fund paid interest on its borrowings, and paid a fee on the unused portion of the facility.

The Loan Agreement was extended on September 23, 2014 and then amended and restated in its entirety on September 30, 2014, reducing the size to $120 million, and securing an initial 12-month revolving loan and a subsequent 18-month amortized repayment plan. The size of the facility was reduced to $84 million on April 15, 2015, $74 million on June 12, 2015, $64 million on July 21, 2015 and $54 million on August 20, 2015, and by $3 million per month from October 23, 2015 to April 23, 2016, by $10 million on May 18, 2016, by $2.1 million on May 23, 2016 and June 23, 2016. The facility was paid off and the Fund terminated the facility on August 5, 2016.

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

Bank fees of $280,000 and legal fees of $59,983 were incurred in connection with the renewal of the facility on September 30, 2014. The bank fees and other costs incurred were capitalized and amortized to interest expense on a straight line basis over the expected life of the facility. Fees and costs that were incurred under the facility were fully amortized over the life of the facility, which was terminated on August 5, 2016. The quarter ended March 31, 2017 does not reflect any amortized fees or costs incurred under the facility.

8. INTEREST RATE CAP AGREEMENT

The Fund originates loans with fixed interest rates but borrows on a floating rate basis. Therefore, management utilized interest rate caps to manage a portion of interest rate risk should such rates rise during the period the Fund had portfolio loans outstanding. On September 30, 2014, the Fund entered into two interest rate cap contracts, one each with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A to cap floating interest rates at 0.7%. The interest rate cap contracts were terminated as of March 23, 2017. During the life of the cap, the notional principal amount decreases as the expected outstanding balance under the debt facility decreases. The Fund paid upfront fees of $230,000 for the caps which were amortized on a straight-line basis over the life of the instrument. Under the cap agreement, the Fund was entitled to receive a payment of interest from the counterparty for amounts above the 0.7% cap based on 30-day LIBOR. Counterparty payments, if necessary were received monthly.

The average notional amount outstanding was $8.0 million and $29.5 million for the three months ended March 31, 2017 and March 31, 2016.

As of March 31, 2017 and December 31, 2016, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	March 31, 2017		December 31, 2016
Derivatives:	Condensed Statement of Assets and Liabilities	Fair Value	Condensed Statement of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$—	Interest Rate Caps	$1,489

For the three months ended March 31, 2017 and 2016, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the three months ended
Derivatives	Condensed Statements of Operations	March 31, 2017	March 31, 2016
Interest rate cap agreement	Net change in unrealized gain from investments	$0	$4,393

9. TAX STATUS

The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2017, the Fund has met the BDC and RIC requirements.

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

As of March 31, 2017:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$29,665,124	$—	$(12,767,139)	$(12,767,139)	$16,897,985

Total	$29,665,124	$—	$(12,767,139)	$(12,767,139)	$16,897,985

As of December 31, 2016:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$37,628,445	$—	$(13,381,706)	$(13,381,706)	$24,246,739
Interest Rate Caps	23,000	—	(21,511)	(21,511)	1,489

Total	$37,651,445	$—	$(13,403,217)	$(13,403,217)	$24,248,228

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

Through March 31, 2017, the Fund had no undistributed earnings. Additionally, for the three months ended March 31, 2017, distributions were made in excess of distributable earnings by approximately $ 5.5 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of March 31, 2017, the Fund had no uncertain tax positions. As of March 31, 2017, the Fund had no capital loss carry forwards.

The Fund's tax years are open to examination by federal tax authorities for the years 2013 and forward and California tax authorities for the years 2012 and forward.

10.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the three months ended March 31, 2017 and 2016.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.

Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Total return **	4.14%	1.79%

Per share amounts:
Net asset value, beginning of period	$271.43	$585.05
Net investment income	9.20	21.94
Net realized and change in unrealized gain
(loss) from investments and hedging activities	1.92	(12.03)
Net increase in net assets from operations	11.12	9.91
Distributions of income to shareholder	(4.77)	(11.51)
Return of capital to shareholder	(55.24)	(148.55)

Net asset value, end of period	$222.54	$434.90

Net assets, end of period	$22,254,348	$43,489,708

Ratios to average net assets:

Expenses*	4.90%	6.54%
Net investment income*	13.65%	15.71%
Portfolio turnover rate	0%	0%
Average debt outstanding	$0	$34,525,000
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

The Fund's investment objective is to achieve superior risk adjusted investment returns.  The Fund seeks to achieve its investment objective by providing debt financing to portfolio companies.  Since inception, the Fund's investing activities have focused primarily on private debt securities.  The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.  It is anticipated that such warrants will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.  The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

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

Critical Accounting Policies

Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates of the net assets or operating performance is material.
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
Results of Operations - For the Three Months Ended March 31, 2017 and 2016

Total investment income for the three months ended March 31, 2017 and 2016 was $1.3 million and $3.1 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The decrease in investment income was due to the decrease in the average loans outstanding from $76.0 million for the three months ended March 31, 2016 to 14.5 million for the three months ended March 31, 2017.

Management fees for the three months ended March 31, 2017 and 2016 were $0.1 million and $0.5 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because assets under management as of March 31, 2017 were lower than assets as of March 31, 2016.

Total interest expense was less than $0.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. Interest expense decreased primarily due to the debt facility payoff in August 2016. The average borrowings decreased from $34.5 million for the three months ended March 31, 2016 to $0 million for the three months ended March 31, 2017. Interest expense for the three months ended March 31, 2017 pertains to the amortization of the remaining interest cap fee.

Total banking and professional fees were $0.1 million for the three months ended March 31, 2017 and 2016. The banking and professional fees were comprised of legal, audit, banking and other professional fees. The decrease was primarily due to lower accounting and legal fees.

Total other operating expenses were less than $0.1 million for the three months ended March 31, 2017 and 2016.

Net investment income for the three months ended March 31, 2017 and 2016, was $0.9 million and $2.2 million, respectively.

Net realized loss from investments was $0.4 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

Net change in unrealized gain (loss) from investments was $0.6 million and $(0.2) million for the three months ended March 31, 2017 and 2016, respectively. The unrealized loss consists of fair market value adjustments to loans and interest rate cap agreements. On September 30, 2014, the Fund entered into interest rate cap contracts with Union Bank, N.A and with Wells Fargo Bank, N.A. to cap the floating rate liabilities under the loan at a fixed rate (see Note 8 in the Fund's financial statements).

The net increase in net assets resulting from operations for the three months ended March 31, 2017 and 2016 was $1.1 million and $1.0 million, respectively. On a per share basis, the net increase in net assets resulting from operations was $11.13 and $9.91 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources – March 31, 2017 and December 31, 2016

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of March 31, 2017. Committed capital to the Company at March 31, 2017 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital expired in June 2015 after the Fund's five year anniversary. As such, there were no unexpired, unfunded commitments as of March 31, 2017. No further capital can be called.

As of March 31, 2017 and December 31, 2016, 24% and 11%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the three months ended March 31, 2017. No loans were disbursed during the three months ended March 31, 2017.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $7.3 million for the same period.  There were no unexpired, unfunded commitments as of March 31, 2017.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2017	$715.4 million	$698.5 million	$16.9 million	$0 million
December 31, 2016	$715.4 million	$691.2 million	$24.2 million	$0 million

The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to the Company.  To qualify as a RIC, the Fund must distribute to the Company for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”).  To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year.  Thus, to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives.  Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.

Because the loans are privately negotiated transactions and because there is no active secondary market for these assets, they are relatively illiquid and, therefore, would be difficult to sell. Consequently, the fund relies on loan repayments and capital contributions from its parent for liquidity. The Fund has adequate cash reserves sufficient to meet the operational expenses of the Fund over the next year and, in addition, expects to receive approximately $10.9 million in scheduled receivable payments over the next twelve months.  Since the Fund is no longer making new commitments, liquidity demands will continue to decrease.

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

Because the Fund paid off its loan facility on August 5, 2016 and does not plan to borrow in the future, a significant change in market interest rates will not have a material effect on the Fund’s future interest expenses.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2016 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through March 31, 2017 which was used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 15, 2017	Date:	May 15, 2017

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.