Form 10-Q
period 2017-06-30
Venture Lending & Leasing VI, Inc.
filed 2017-08-11
CIK 1482199

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2017
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING VI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2017 and December 31, 2016

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2017 and 2016

Condensed Statements of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2017 and 2016

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2017 and 2016

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

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30, 2017	December 31, 2016
ASSETS
Investments:
Loans, at estimated fair value
(Cost of $24,133,553 and $37,628,445)	$12,488,836	$24,246,739
Interest Rate Caps (Cost of $0 and $23,000)	—	1,489
Total Investments (Cost of $24,133,553 and $37,651,445)	12,488,836	24,248,228
Cash and cash equivalents	4,851,972	2,927,861
Other assets	215,827	492,013

Total assets	17,556,635	27,668,102

LIABILITIES
Accrued management fees	109,729	172,926
Accounts payable and other accrued liabilities	297,976	352,442

Total liabilities	407,705	525,368

NET ASSETS	$17,148,930	$27,142,734

Analysis of Net Assets:

Capital paid in on shares of capital stock	$241,525,000	$241,525,000
Unrealized depreciation on investments	(11,644,717)	(13,403,217)
Distribution in excess of net investment income	(212,731,353)	(200,979,049)
Net assets (equivalent to $171.49 and $271.43 per share based on 100,000 shares of capital stock outstanding - See Note 6)	$17,148,930	$27,142,734

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

INVESTMENT INCOME:
Interest on loans	$440,262	$2,557,302	$1,682,740	$5,659,930
Other interest and other income	10,371	2,426	18,435	6,148
Total investment income	450,633	2,559,728	1,701,175	5,666,078

EXPENSES:
Management fees	109,729	349,066	251,603	809,218
Interest expense	—	247,114	23,000	587,188
Banking and professional fees	113,642	108,216	250,770	196,448
Other operating expenses	47,184	28,474	75,364	53,072
Total expenses	270,555	732,870	600,737	1,645,926
Net investment income	180,078	1,826,858	1,100,438	4,020,152

Net realized gain (loss) from investments	(1,380,888)	7,960	(1,824,686)	(1,034,131)
Net change in unrealized gain (loss) from investments	1,122,423	(3,168,346)	1,758,500	(3,328,612)
Net realized and change in unrealized loss from investments	(258,465)	(3,160,386)	(66,186)	(4,362,743)

Net increase (decrease) in net assets resulting from operations	$(78,387)	$(1,333,528)	$1,034,252	$(342,591)
Net increase (decrease) in net assets resulting from operations per share	$(0.78)	$(13.34)	$10.34	$(3.42)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net increase in net assets resulting from operations:
Net investment income	$1,100,438	$4,020,152
Net realized loss from investments	(1,824,686)	(1,034,131)
Net change in unrealized gain (loss) from investments	1,758,500	(3,328,612)

Net increase (decrease) in net assets resulting from operations	1,034,252	(342,591)

Distributions of income (loss) to shareholder	724,248	(2,986,021)
Return of capital to shareholder	(11,752,304)	(13,320,709)
Decrease in capital transactions	(11,028,056)	(16,306,730)

Total decrease in net assets	(9,993,804)	(16,649,321)

Net assets
Beginning of period	27,142,734	58,505,200

End of period (undistributed net investment income of $0 and $0)	$17,148,930	$41,855,879

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$1,034,252	$(342,591)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from investments	1,824,686	1,034,131
Net change in unrealized (gain) loss from investments	(1,758,500)	3,328,612
Amortization of deferred costs related to borrowing facility	23,000	113,997
Net decrease in other assets	276,187	655,000
Net decrease in accounts payable, other accrued liabilities, and accrued management fees	(117,664)	(340,850)
Principal payments on loans	11,640,765	40,525,964
Net cash provided by operating activities	12,922,726	44,974,263
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(11,000,000)	(16,000,000)
Payment received from interest rate caps	1,385	—
Repayment of debt facility	—	(26,800,000)
Net cash used in financing activities	(10,998,615)	(42,800,000)
Net increase in cash and cash equivalents	1,924,111	2,174,263
CASH AND CASH EQUIVALENTS:
Beginning of period	2,927,861	2,646,011
End of period	$4,851,972	$4,820,274
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest	$—	$563,969
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$28,056	$306,730
Receipt of equity securities as repayment of loans	$28,056	$306,730

See notes to condensed financial statements.

VENTURE LENDING & LEASING VI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND

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

In the Manager's opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP") have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2017 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at the most recently traded price prior to the valuation date. Within cash and cash equivalents, as of June 30, 2017, the Fund held $4,851,972 units in Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.67%, which represents 28.29% of the net assets of the Fund.

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

As of June 30, 2017 and December 31, 2016, the financial statements include nonmarketable investments of $12.5 million and $24.2 million, respectively (or 71% and 88% of total assets, respectively), with fair values determined by the Manager in the absence of readily determinable market values.  Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
Non-accrual Loans

The Fund's policy is to place a loan on non-accrual status when the portfolio company is delinquent for three months on its monthly loan payment or ceases or, in the opinion of Management, drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status.  Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management's best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceeds the book value of the loans.

If a borrower of a non-accrual loan resumes making regular payments and is deemed by Management to have the ability to service the loan on a sustainable basis, the loan is re-classified back to accrual or performing status.  Interest that would have been accrued during the non-accrual status will be added back to the remaining payment schedule, and thus changing the effective interest rate.

As of June 30, 2017, loans with a cost basis of $16.4 million and a fair value of $4.8 million, have been classified as non-accrual. As of December 31, 2016, loans with a cost basis of $20.5 million and a fair value of $7.1 million, have been classified as non-accrual.

Warrants and Stock

Warrants and stock that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. These securities are then distributed by the Fund to its shareholder at the assigned value. Warrants are valued based on a modified Black-Scholes option pricing model which considers the underlying stock value, expected term, volatility and the risk-free interest rate.
The underlying asset value is estimated based on the available information at the time of the valuation, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the three and six months ended June 30, 2017 and June 30, 2016, the Fund assumed the average duration of a warrant is 3.5 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

Other Assets and Liabilities

For the year ended December 31, 2016, Other Assets and Libailities include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. The costs were amortized over the term of the facility, which was paid off on August 5, 2016.

As of June 30, 2017 and December 31, 2016, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets or liabilities.

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

Interest Rate Cap Agreements

On September 30, 2014, the Fund entered into the first of several interest rate cap agreements each of which are primarily valued on the basis of the future expected interest rates on the notional principal balance remaining, which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying cap instruments. The contracts are recorded at fair value in interest rate caps in the Condensed Statements of Assets and Liabilities. The changes in fair value are recorded in Net change in unrealized gain (loss) from investments in the Condensed Statements of Operations. The interest received on the interest rate cap contracts, if any, is recorded in Net realized gain (loss) from investments in the Condensed Statements of Operations. Certain prior year amounts have been reclassified to conform to the current year presentation. As of June 30, 2017, no interest rate cap agreements remain outstanding.

3.	SCHEDULES OF INVESTMENTS

As of June 30, 2017, all loans were made to non-affiliates as follows (unaudited):

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 6/30/2017	Value 6/30/2017	Maturity Date
Internet
Cowboy Analytics, LLC		$432,282	$432,282	*
CustomMade Ventures Corp.		687,276	687,276	*
Digital Caddies, Inc. **		0	987,584	*
FanBridge, Inc.		300,000	340,140	*
Giddy Apps, Inc.		10,000	999,454	*
Kiwi Crate, Inc.		351,446	351,446	04/01/2018
Leading Ed Inc.		0	2,735	*
Lightside Games, Inc.		0	109,230	*
Monetate, Inc.		1,022,775	1,022,775	06/01/2018
Playstudios, Inc.		720,401	720,401	06/01/2018
Quri, Inc.		761,748	761,748	06/01/2018
Radius Intelligence, Inc.		256,851	256,851	10/01/2017
Rivet Games, Inc.		7,500	87,582	*
THECLYMB		368,176	368,176	10/01/2017

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 6/30/2017	Value 6/30/2017	Maturity Date
WHI, Inc.		593,999	1,200,999	*
YouDocs Beauty, Inc.		1,192,024	1,192,024	*
Subtotal:	39.1%	$6,704,478	$9,520,703

Medical Devices
AxioMed, Inc.		$14,238	$14,238	*
MimOSA, Inc.		0	198,885	*
Redox Medical, Inc.		0	3,388,382	*
Subtotal:	0.1%	$14,238	$3,601,505

Other Healthcare
Hi.Q, Inc.		$514,237	$514,237	06/01/2018
Physician Software Systems, LLC		9,000	149,543	*
Therapydia, Inc.		17,910	17,910	10/01/2017
Subtotal:	3.2%	$541,147	$681,690

Other Technology
Lumo BodyTech, Inc.		$273,063	$273,063	12/01/2017
Neuehouse, LLC		94,775	94,775	07/01/2017
nWay, Inc.		287,993	651,599	*
Pinnacle Engines, Inc.		139,392	139,392	12/01/2017
Prana Holdings, Inc.		121,875	782,566	*
Zeachem		0	2,759,807	*
Subtotal:	5.3%	$917,098	$4,701,202

Security
Guardian Analytics, Inc.		$1,743,915	$1,743,915	02/01/2019
Subtotal:	10.2%	$1,743,915	$1,743,915

Software
Appconomy, Inc.		$0	$1,839,362	*
Atigeo Corporation		521,048	1,170,880	*
Corduro, Inc.		7,500	59,712	*
gloStream, Inc.		575,086	780,066	*
Mintigo, Inc. **		322,163	322,163	01/01/2018
Nectar Holdings, Inc.		137,492	137,492	12/01/2017
OrderGroove, Inc.		202,561	202,561	12/01/2017
ZeroTurnaround USA, Inc. **		550,862	550,862	06/01/2018
Subtotal:	13.5%	$2,316,712	$5,063,098

Technology Services
BountyJobs, Inc.		$44,791	$44,791	10/01/2017
FSA Store, Inc.		160,749	160,749	09/01/2017
TiqIQ, Inc.		29,513	29,513	03/01/2018
Subtotal:	1.4%	$235,053	$235,053

Wireless
Azumio, Inc.		$16,195	$324,912	*

	Percentage	Estimated Fair	Par Value	Final
Borrower	of Net Assets	Value 6/30/2017	Value 6/30/2017	Maturity Date
Kicksend Holdings		0	61,475	*
Subtotal:	0.1%	$16,195	$386,387

Total Loan (Cost of $24,133,553):	72.8%	12,488,836	25,933,553
*As of June 30, 2017, loans with a cost basis of $16.4 million and a fair value of $4.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems "non-qualifying assets” under section 55(a) of the 1940 Act, as amended. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2017, 5.0% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) and denominator consists of total assets less the assets described in Section 55(a)(7).

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

4. FAIR VALUE DISCLOSURES

Loans generally are made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2017, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown below.  The percentage of net assets that each industry group represents is shown with the industry totals below  (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).  All loans are senior to unsecured and other secured creditors, except as indicated in the Schedule above. Loans to Akademos, Inc. are subordinated to other secured creditors.

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

Loan balances are summarized by borrower.  Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.  For the three months ended June 30, 2017 and June 30, 2016, the weighted-average interest rate on the performing loans was 15.63% and 19.64%, respectively. For the six months ended June 30, 2017 and June 30, 2016, the weighted-average interest rate on the performing loans was 15.52% and 17.01%, respectively. These rates were inclusive of both cash and non-cash interest income. For the three months ended June 30, 2017 and June 30, 2016, the weighted-average interest rate on the cash portion of the interest income was 11.33% and 14.32%, respectively. For the six months ended June 30, 2017 and June 30, 2016, the weighted-average interest rate on the cash portion of the interest income was 11.13% and 12.50%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

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

As of June 30, 2017 and December 31, 2016, the Fund had no unexpired unfunded commitments to borrowers.

Valuation Hierarchy

In accordance with FASB Accounting Standards Codification (“ASC”) 820-10 Fair Value Measurement, the Fund categorizes its fair value measurements in a three-level hierarchy that prioritizes the inputs used by the Fund's valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2017 and June 30, 2016.

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

The following tables provide quantitative information about the Fund's Level 3 fair value measurements of its investments as of June 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	6/30/2017	Methodologies	Unobservable Input	Amount/Range

Internet	$6,704,478	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0- $1,192,024

Medical Devices	$14,238	Liquidation	Investment Collateral	$0- $14,238

Other Technology	$917,098	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	15%
		Liquidation	Investment Collateral	$0-$287,993

Software	$2,316,712	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$0-$575,086

Technology Services	$235,053	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	13%

Wireless	$16,195	Liquidation	Investment Collateral	$0- $16,195

Other (*)	$2,285,062	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17%
		Liquidation	Investment Collateral	$9,000

Total	$12,488,836

(*) Other loans are comprised of companies in Other Healthcare and Securities industries.

Investment Type
- Level 3	Fair Value at	Valuation Techniques/		Weighted Average/
Debt Investments	12/31/2016	Methodologies	Unobservable Input	Amount/Range

Computer & Storage	$525,445	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	21%

Internet	$9,803,906	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0 - $1,192,024

Medical Devices	$258,944	Liquidation	Investment Collateral	$14,238 - $195,000

Other Healthcare	$980,377	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	14%
		Liquidation	Investment Collateral	$75,000

Other Technology	$3,338,096	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0 - $259,194

Security	$2,508,032	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	18%

Software	$4,427,620	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	17
		Liquidation	Investment Collateral	$0 - $870,000

Technology Services	$2,319,433	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$1,296,739

Wireless	$84,886	Hypothetical Market Analysis	Hypothetical Market Coupon Rate	16%
		Liquidation	Investment Collateral	$0 - $16,000

Total	$24,246,739

The following table presents the balances of assets as of June 30, 2017 and December 31, 2016 measured at fair value on a recurring basis:

As of June 30, 2017	Level 1	Level 3	Total
ASSETS:
Loans*	$—	$12,488,836	$12,488,836
Cash equivalents	4,851,972	—	4,851,972
Total	$4,851,972	$12,488,836	$17,340,808

As of December 31, 2016	Level 1	Level 2	Level 3	Total
ASSETS:
Loans*	$—	$—	$24,246,739	$24,246,739
Interest Rate Caps	—	1,489	—	1,489
Cash equivalents	2,927,861	—	—	2,927,861
Total	$2,927,861	$1,489	$24,246,739	$27,176,089

*For a detailed listing of borrowers comprising this amount please refer to Note 3, Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
	Loans	Warrants	Loans	Warrants	Stock
Beginning balance	$16,897,985	$—	$24,246,739	$—	$—
Acquisitions and originations	—	27,030	—	27,030	1,026
Principal reductions	(4,150,683)	—	(11,668,821)	—	—
Distribution to shareholder	—	(27,030)	—	(27,030)	(1,026)
Net change in unrealized gain from investments	1,122,422	—	1,736,989	—	—
Net realized loss from investments	(1,380,888)	—	(1,826,071)	—	—
Ending balance	$12,488,836	$—	$12,488,836	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2017	$(58,946)		$52,030

	For the Three Months Ended June 30, 2016				For the Six Months Ended June 30, 2016
	Loans	Warrants	Stock	Conv. Note	Loans	Warrants	Stock	Conv. Note
Beginning balance	$68,911,671	$—	$—	$—	$95,005,982	$—	$—	$—
Acquisitions and originations	—	23,743	193,151	83,407	—	30,172	193,151	83,407
Principal reductions	(15,945,133)	—	—	—	(40,832,694)	—	—	—
Distribution to shareholder		(23,743)	(193,151)	(83,407)	—	(30,172)	(193,151)	(83,407)
Net change in unrealized loss from investments	(3,187,001)	—	—	—	(3,351,660)	—	—	—
Net realized gain (loss) from investments	7,960	—	—	—	(1,034,131)	—	—	—
Ending balance	$49,787,497	$—	$—	$—	$49,787,497	$—	$—	$—
Net change in unrealized loss on investments relating to investments still held at June 30, 2016	$(3,187,001)				$(5,053,986)

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

As of June 30, 2017 and December 31, 2016, the Fund had 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding.  Total committed capital of the Company, as of June 30, 2017, was $294.0 million.  Total contributed capital to the Company through June 30, 2017 and December 31, 2016 was $279.3 million, of which $241.5 million was contributed to the Fund.  The remaining $14.7 million in committed capital expired on June 29, 2015 as the five year anniversary passed. No further capital can be called.

The chart below shows the distributions of the Fund for the six months ended June 30, 2017 and 2016.

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Cash distributions	$11,000,000	$16,000,000
Distributions of equity securities	28,056	306,730

Total distributions to shareholder	$11,028,056	$16,306,730

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund's current year and cumulative earnings and profits.

7. DEBT FACILITY

The Fund established a secured revolving loan facility in an amount of up to $160 million with Union Bank, N.A., Wells Fargo Bank, N.A. and Bank Leumi USA on September 23, 2011 (the "Loan Agreement").  Borrowings under the Loan Agreement are collateralized by all assets of the Fund. The Fund paid interest on its borrowings, and paid a fee on the unused portion of the facility.

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

Bank fees of $280,000 and legal fees of $59,983 were incurred in connection with the renewal of the facility on September 30, 2014. The bank fees and other costs incurred were capitalized and amortized to interest expense on a straight-line basis over the expected life of the facility. Fees and costs that were incurred under the facility were fully amortized over the life of the facility, which was terminated on August 5, 2016. The three months ended June 30, 2017 does not reflect any amortized fees or costs incurred under the facility.

8. INTEREST RATE CAP AGREEMENT

The Fund originates loans with fixed interest rates but borrows on a floating rate basis. Therefore, Management utilized interest rate caps to manage a portion of interest rate risk should such rates rise during the period the Fund had portfolio loans outstanding. On September 30, 2014, the Fund entered into two interest rate cap contracts, one each with MUFG Union Bank, N.A. and Wells Fargo Bank, N.A to cap floating interest rates at 0.7%. The interest rate cap contracts were terminated as of March 23, 2017. During the life of the cap, the notional principal amount decreased as the expected outstanding balance under the debt facility decreased. The Fund paid upfront fees of $230,000 for the caps which were amortized on a straight-line basis over the life of the instrument. Under the cap agreement, the Fund was entitled to receive a payment of interest from the counterparty for amounts above the 0.7% cap based on 30-day LIBOR. Counterparty payments, if necessary were received monthly.

The average notional amount outstanding was $0 million and $21.3 million for the three months ended June 30, 2017 and June 30, 2016. The average notional amount outstanding was $8.0 million and $25.4 million for the six months ended June 30, 2017 and June 30, 2016.

As of June 30, 2017 and December 31, 2016, the fair value of the Fund's derivative financial instruments was as follows:

	Asset Derivatives
	June 30, 2017		December 31, 2016
Derivatives:	Condensed Statement of Assets and Liabilities	Fair Value	Condensed Statement of Assets and Liabilities	Fair Value
Interest rate cap agreement	Interest Rate Caps	$—	Interest Rate Caps	$1,489

For the three and six months ended June 30, 2017 and 2016, the derivative financial instruments had the following effect on the Condensed Statements of Operations:

		For the three months ended		For the six months ended
Derivatives	Condensed Statements of Operations	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest rate cap agreement	Net change in unrealized gain from investments	$—	$18,655	$21,511	$23,048

9. TAX STATUS

The Fund has elected to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner so as to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2017, the Fund has met the BDC and RIC requirements.

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

As of June 30, 2017:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$24,133,553	$—	$(11,644,717)	$(11,644,717)	$12,488,836

Total	$24,133,553	$—	$(11,644,717)	$(11,644,717)	$12,488,836

As of December 31, 2016:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$37,628,445	$—	$(13,381,706)	$(13,381,706)	$24,246,739
Interest Rate Caps	23,000	—	(21,511)	(21,511)	1,489

Total	$37,651,445	$—	$(13,403,217)	$(13,403,217)	$24,248,228

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

Through June 30, 2017, the Fund had no undistributed earnings. Additionally, for the six months ended June 30, 2017, distributions were made in excess of distributable earnings by approximately $ 11.8 million. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder's tax basis in its shares. As of June 30, 2017, the Fund had no uncertain tax positions and no capital loss carry forwards.

The Fund's tax years are open to examination by federal tax authorities for the years 2014 and forward and California tax authorities for the years 2013 and forward.

10.  FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the periods presented, the six months ended June 30, 2017 and 2016.  The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund.  This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented.  Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding.
Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Total return **	(0.35)%	(3.07)%	3.77%	(1.33)%

Per share amounts:
Net asset value, beginning of period	$222.54	$434.9	$271.43	$585.05
Net investment income	1.80	18.27	11.00	40.21
Net realized and change in unrealized
gain (loss) from investments	(2.58)	(31.61)	(0.66)	(43.63)
Net increase (decrease) in net assets from
operations	(0.78)	(13.34)	10.34	(3.42)
Distributions of income (loss) to
shareholder	12.01	(18.35)	7.24	(29.86)
Return of capital to shareholder	(62.28)	15.35	(117.52)	(133.21)

Net asset value, end of period	$171.49	$418.56	$171.49	$418.56

Net assets, end of period	$17,148,930	$41,855,879	$17,148,930	$41,855,879

Ratios to average net assets:

Expenses*	4.83%	6.74%	4.89%	6.63%
Net investment income*	3.22%	16.81%	8.97%	16.19%
Portfolio turnover rate	0%	0%	0%	0%
Average debt outstanding	$0	$22,050,000	$0	$28,100,000
* Annualized
** Total return amounts presented above are not annualized.

11. SUBSEQUENT EVENTS

On August 9, 2017, the Board voted unanimously to recommend a Plan of Liquidation for the Fund (“the Plan”).  The Fund anticipates that a Shareholder vote will be held on September 13, 2017.  If the Plan is approved, the Fund anticipates withdrawing its BDC election, terminating its registration with the SEC, and distributing all of the Fund’s assets to its shareholder prior to the end of September 2017.

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

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code.  If the Fund fails to meet these requirements, it would be taxed as an ordinary corporation on its taxable income for that year (even if that income were distributed to the Company) and all distributions out of its earnings and profits would be taxable to the Members of the Company as ordinary income; thus, such income would be subject to a double taxation.  There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

Transactions with Venture Lending & Leasing VII, Inc. (“Fund VII”)

The Manager also serves as investment manager for Fund VII. The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2020 (the date on which the Fund will be dissolved), the Fund had invested in each portfolio company in which Fund VII invested (“Investments”). Initially the amount of each Investment had been allocated 50% to the Fund and 50% to Fund VII so long as the Fund has capital available to invest. The Fund commenced its investment period on June 29, 2010 and after June 29, 2014, the Fund was no longer permitted to enter into new commitments to borrowers. All commitments by the Fund to borrowers are now expired. After June 30, 2017, Fund VII was no longer permitted to enter into new commitments to borrowers.

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

Results of Operations - For the Three and Six Months Ended June 30, 2017 and 2016

Total investment income for the three months ended June 30, 2017 and 2016 was $0.5 million and $2.6 million, respectively, which primarily consisted of interest on the venture loans outstanding. Total investment income for the six months ended June 30, 2017 and 2016 was $1.7 million and $5.7 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash, forfeited commitment fees, and fees earned from waivers to loan agreements. The decrease in investment income was due to the decrease in the average loans outstanding from $52.1 million for the three months ended June 30, 2016 to $9.6 million for the three months ended June 30, 2017, and from $64.6 million for the six months ended June 30, 2016 to $12.1 million for the six months ended June 30, 2017.

Management fees for the three months ended June 30, 2017 and 2016 were $0.1 million and $0.3 million, respectively. Management fees for the six months ended June 30, 2017 and 2016 were $0.3 million and $0.8 million, respectively. Management fees are calculated as 2.5 percent of the Fund's total assets. Management fees decreased because assets under management as of June 30, 2017 were lower than assets as of June 30, 2016.

Total interest expense was zero and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. Total interest expense was less than $0.1 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. Interest expense decreased primarily due to the debt facility payoff in August 2016. Interest expense for the six months ended June 30, 2017 pertains to the amortization of the remaining interest cap fee.

Total banking and professional fees were $0.1 million for the three months ended June 30, 2017 and 2016. Total banking and professional fees were $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. The banking and professional fees were comprised of legal, audit, banking and other professional fees. The increase was primarily due to increased legal fees.

Total other operating expenses were less than $0.1 million for the three months ended June 30, 2017 and 2016. Total other operating expenses were $0.1 million for the six months ended June 30, 2017 and 2016.

Net investment income for the three months ended June 30, 2017 and 2016, was $0.2 million and $1.8 million, respectively. Net investment income for the six months ended June 30, 2017 and 2016, was $1.0 million and $4.0 million, respectively

Net realized gain (loss) from investments was $(1.4) million and less than $0.1 million for the three months ended June 30, 2017 and 2016, respectively. Net realized loss from investments was $1.8 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

Net change in unrealized gain (loss) from investments was $1.1 million and $(3.2) million for the three months ended June 30, 2017 and 2016, respectively. Net change in unrealized gain (loss) from investments was $1.8 million and $(3.3) million for the six months ended June 30, 2017 and 2016, respectively. The unrealized loss consists of fair market value adjustments to loans and interest rate cap agreements. On September 30, 2014, the Fund entered into interest rate cap contracts with Union Bank, N.A and with Wells Fargo Bank, N.A. to cap the floating rate liabilities under the loan at a fixed rate (see Note 8 in the Fund's financial statements).

The net decrease in net assets resulting from operations for the three months ended June 30, 2017 and 2016 was less than $0.1 million and $1.3 million. The net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2017 and 2016 was $1.0 million and $(0.3) million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $0.78 and $13.34 for the three months ended June 30, 2017 and 2016, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations was $10.34 and $(3.42) for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources – June 30, 2017 and December 31, 2016

Total capital contributed to the Fund was $241.5 million, prior to distribution of capital, as of June 30, 2017. Committed capital to the Company at June 30, 2017 was $294.0 million, of which $279.3 million had been called.  The remaining $14.7 million in committed capital expired in June 2015 after the Fund's five year anniversary. As such, there were no unexpired, unfunded commitments as of June 30, 2017. No further capital can be called.

As of June 30, 2017 and December 31, 2016, 28% and 11%, respectively, of the Fund's assets consisted of cash and cash equivalents.  The Fund invested its assets in venture loans during the six months ended June 30, 2017. No loans were disbursed during the six months ended June 30, 2017.  Net loan amounts outstanding after amortization and fair market adjustment decreased by approximately $11.7 million for the same period.  There were no unexpired, unfunded commitments as of June 30, 2017.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2017	$715.4 million	$702.9 million	$12.5 million	$0 million
December 31, 2016	$715.4 million	$691.2 million	$24.2 million	$0 million

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

Because the loans are privately negotiated transactions and because there is no active secondary market for these assets, they are relatively illiquid and, therefore, would be difficult to sell. Consequently, the Fund relies on loan repayments and capital contributions from the Company for liquidity. The Fund has adequate cash reserves sufficient to meet the operational expenses of the Fund over the next year and, in addition, expects to receive approximately $7.7 million in scheduled receivable payments over the next twelve months.  Since the Fund is no longer making new commitments, liquidity demands will continue to decrease.

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

Changes in Internal Controls:

There were no material changes in the Fund's internal controls or in other factors that could materially affect these controls during the period covered by this quarterly report on Form 10-Q.

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

Item 1A. Risk Factors

See item 1A - 'Risk Factors' in the Fund's 2016 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the six months ended June 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on June 29, 2010, the Fund sold 100,000 shares to the Fund's sole shareholder, the Company, for $25,000 in January 2010.  No other shares of the Fund have been sold; however, the Fund received an additional $241.5 million of paid in capital during the period from June 29, 2010 through June 30, 2017 which was used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING VI, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 11, 2017	Date:	August 11, 2017

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.